Form 10KSB
period 1997-12-31
MORLEX INC /CO
filed 1998-07-07
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
           (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1997

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                     For the transition period from       to

                         Commission file number 33-6505D

                                  MORLEX, INC.
                    (formerly known as America Online, Inc.)
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

Colorado                                                      84-1028977
--------------------------------------            -----------------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                         identification number)

P.O. Box 3755, Englewood, CO                                    80155
--------------------------------------            -----------------------------
(Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784
                                                         --------------


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock $.0001 par value
                          -----------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     No X.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Unknown

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
As of April 23, 1998, there were 125,680,000 shares of the Issuer's common stock issued and outstanding.

The Issuer had no revenues for the year ending December 31, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
Transitional Small Business Disclosure Format (check one): Yes       ; No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     America Online, Inc. (the "Company" or the "Registrant") was incorporated in the State of Colorado on April 23, 1986, under its former name, Morlex, Inc. ("Morlex"). The Company changed its name from Morlex to America Online, Inc. on July 17, 1987 (the "Name Change").

     In January 1987, Morlex, in a stock-for-stock exchange (the "Stock Exchange"), acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. ("InfoSource"). All activities of the Company occurring prior to July 17, 1987 were under its former name, Morlex, Inc., and shall, for purposes of this annual report, be referred to as the "Company" and any reference to America Online, Inc. as it existed as a wholly owned subsidiary of InfoSource prior to the Stock Exchange and the Name Change, shall be herein referred to as AOL#1.

     Prior to incorporation, the Company had no prior operating history and was formed as what is commonly known as a blind pool. Since the termination of the business of the former AOL#1, the Company has been seeking the acquisition of, or merger with an existing company. The Company's business history since its incorporation is as follows:

     On September 10, 1986, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-18 under the Securities Act of 1933, as amended (the "Securities Act"), relating to an offering of up to 5,000,000 Units. In December 1986, the Company consummated the offering, having received net offering proceeds aggregating $248,400.

     In January 1987 the Company acquired AOL#1 in the Stock Exchange, as a result of which AOL#1 became a wholly owned subsidiary of the Company in exchange for 85,000,000 shares of Company stock which were issued to InfoSource for all the shares of AOL#1.

     On July 17, 1987 a special meeting of Stockholders of the Company was held to change the name of Morlex to America Online, Inc. The proposal to change the name was approved and the Company's name was thereupon changed.

     On March 1, 1988 the Board of Directors approved the cancellation of a $30,000 debt to InfoSource by issuing 30,000,000 shares of the Company to InfoSource. All 115,000,000 shares previously issued to InfoSource (including such 30,000,000 shares and the 85,000,000 shares above-referenced) were returned to the Company's treasury as issued but no longer outstanding shares.

     On December 28, 1992, the Company terminated the business of AOL#1 and a Certificate of Dissolution of AOL#1 was filed with the Secretary of State of the State of

Colorado.  Since that time, the Company has had no active business.

     On April 24, 1998 the Board of Directors, by unanimous written consent in lieu of a special meeting, resolved to amend the Company's Articles of Incorporation to change the name of the Company back to Morlex, Inc. in order to remove any confusion between the Company and the Internet company of the same name.

     On May 15, 1998, the shareholders of the Company, by majority vote, approved the amendment and name change at a meeting called for that purpose. The amendment was filed with the Secretary of State of Colorado on June 2, 1998, upon which the name of the Company became Morlex, Inc.

     SELECTION OF OPPORTUNITIES

     The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

          (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

          (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

          (c) Strength and diversity of management, either in place or scheduled for recruitment;

          (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

          (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

          (f)  The extent to which the business opportunity can be advanced;

          (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

          (h)  Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors in the circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's extremely limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

     The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

     It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the shareholders of the acquired company of at least 80 percent common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization.

     The present shareholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by shareholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation involving the Company, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

EMPLOYEES

     The Registrant currently has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company neither rents nor owns any properties.

ITEM 3.  LEGAL PROCEEDINGS

     There are not presently any pending legal proceedings to which the Registrant is a party or as to which any of its property is subject and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     A. Market for Common Stock. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 1997.

     B. Holders. As of April 23, 1998, there were approximately 275 holders of 125,680,000 shares of the Company's common stock.

     C. Dividends. The Registrant has not paid any cash dividends during the fiscal year ended December 31, 1997 to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

     The Registrant was formed on April 23, 1986 for the purpose of investing in any and all types of assets, properties and businesses. On September 10, 1986, the Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Registrant in the Colorado Regional Office. The Plan of Operation of the Registrant is further described in Item 1 of this Form 10-KSB.

     As of December 31, 1997, the Registrant had cash of $0 and no other assets. As of December 31, 1997, the Registrant had total liabilities of $0 and total stockholders equity of $0. As of December 31, 1996, the Registrant had cash of $0 and no other assets. As of December 31, 1996, the Registrant had total liabilities of $0 and total stockholders equity of $0. Prior to the consummation of a potential business acquisition as described in Item 1 of this Form 10-KSB, management does not expect that the Registrant will have any significant capital requirements or that there will be significant changes in the number of Registrant's employees.

     The Registrant has not commenced any active operations as of the date hereof except for the registration and sale of its securities. The Registrant's assets consist of a limited amount of cash. No revenue has been generated by the Registrant since the termination of the business of AOL#1. The Registrant will not have significant operations until, if ever, such time as it effects an acquisition.

     On December 31, 1997, the Company sold 35,970,000 shares of Common Stock to Charles T. Gould, its Chairman and President, in exchange for the cancellation of $49,191 of indebtedness of the Company to Mr. Gould.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company has no assets. The significant amount of capital necessary to acquire and develop a successful business in today's economy will limit the Company's ability to locate one suitable for acquisition or merger. Given the limited amount of working capital, the potential venture is likely to involve the acquisition of, or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. There can be no assurance that the Company will ever consummate such a transaction. It is possible that the Company will require additional financing to expand and fund any business which it acquires or establishes. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise

ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements
                          -----------------------------

Independent Accountants' Report
         Year ended December 31, 1997

Balance Sheets
         Years ended December 31, 1997 and 1996

Statement of Changes in Shareholders' Equity
         Years ended December 31, 1997 and 1996

Statement of Operations
         Years ended December 31, 1997 and 1996

Statement of Cash Flows
         Year ended December 31, 1997 and 1996

Notes to Financial Statements
         Years ended December 31, 1997

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:


NAME                                AGE              DATE OF                    POSITION
                                                     ELECTION
-----------------                  -----             ---------                  --------------------------
Charles T. Gould                    46               4/5/91                     Chairman of the Board of
4562 S. Ouray Way                                                               Directors, President and
Aurora, CO 80015                                                                Treasurer

Lannelle Lancaster                  46               5/15/89                    Vice-President, Secretary
4562 S. Ouray Way                                                               and Director
Aurora, CO 80015

Kaylene Veron                       48               5/15/89                    Director
4915 Cornwall Drive
Boulder, CO 80301


     Charles T. Gould. Mr. Gould has been a director, President and Treasurer of the Company since April 1991. He is presently a Stock Broker and Trader with Charles Schwab in Denver, Colorado. Prior to Mr. Gould's employment with Charles Schwab & Co., he served as an Environmental Production Worker with Interel Environmental in Englewood, Colorado.

     Lanne Lancaster. Ms. Lancaster has served as Vice President and Secretary of the Company since March 1989. Presently, Ms. Lancaster is an Educator at the Community College of Aurora, Colorado, where she has been employed the last 10 years.

     Kaylene Veron. Ms. Veron has served as a Director of the Company since March 1989. Ms. Veron is a homemaker and a Realtor. She currently resides in Boulder, Colorado.

     B. Significant Employees. None.

     C. Family Relationships. Charles T. Gould is the husband of Lanne Lancaster and the brother of Kaylene Veron.

     D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

     E. Compliance With Section 16(a). The Registrant is not subject to Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     No compensation has been paid or accrued to any officer or director of the Registrant since 1994. The current officers and directors are not being compensated by the Registrant. The Registrant has no current intent to issue shares of its common stock to management in connection with an acquisition. However, the Registrant may subsequently deem the issuance of shares to management for services rendered in connection with an acquisition to be fair and reasonable to the Registrant and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Registrant and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Registrant as approved by the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners. The following persons are known to the Registrant to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of April 20, 1998:


                                    Amount and
Name and Address                    Nature of
of Beneficial Owner                 Beneficial Ownership (1)                            Percent of Class
-------------------                 ------------------------                            ----------------

Charles T. Gould(2)                 93,470,000                                          74.37%
4562 S. Ouray Way
Aurora, CO 80015

                                    Amount and
Name and Address                    Nature of
of Beneficial Owner                 Beneficial Ownership (1)                            Percent of Class
-------------------                 ------------------------                            ----------------
Lanelle Lancaster(2)                790,000                                             *
4562 S. Ouray Way
Aurora, CO 80015

Kaylene Veron                       0                                                       0%
4915 Cornwall Drive
Boulder, CO 80301

---------------------
ALL OFFICERS AND
DIRECTORS AS A
GROUP (3 Individuals)               94,260,000                                           75.00%
---------------------

  * Less than one percent.
(1) Unless otherwise indicated herein and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder and directly owns all such shares in such stockholder's sole name.
(2) Shares owned of record by each such individual. Excludes shares owned of record by each such individual's spouse, which are reported herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had accrued certain amounts due to Charles T. Gould, its Chairman and President, for payment of consulting fees, rent and other administrative expenses. In December, 1997, these amounts ($49,191) were converted to 35,970,000 shares of common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits:

                  3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18.

                  3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18.

                  10.1 Stock Purchase Agreement by and between the Registrant and Charles T. Gould.

                  27.1 Financial Data Schedule.

     B. Reports on Form 8-K. No Reports on Form 8-K were filed by the Registrant during the fourth quarter of or at any time during its fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                         AMERICA ONLINE, INC.

                                                      By: /s/ Charles T. Gould
                                                         -----------------------
                                                        President and Treasurer

Date: June 10, 1998.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                               TITLE                   DATE
             By: /s/Charles T. Gould         President,           June 10, 1998
                ---------------------         Director

             By:  /s/ Lanne Lancaster        Secretary,           June 10, 1998
                ---------------------         Director

             By:  /s/ Kaylene Veron           Director            June 10, 1998
                ----------------------




                  Supplemental Information to be Furnished With
           Reports Filed Pursuant to Section 15(d) of the Exchange Act
                            by Non-reporting Issuers

No annual report to security holders or proxy material has been sent to security holders of the Registrant.

                                  Exhibit Index


3.1 Registrant's Certificate of Incorporation filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-18.

3.2 Registrant's By-Laws filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-18.

10.1 Stock Purchase Agreement by and between the Registrant and Charles T.
     Gould.

27.1 Financial Data Schedule.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                       AMERICA ONLINE, INC.

                                                     By:
                                                        -----------------------
                                                           Charles T. Gould
                                                        President and Treasurer

                                                         Date: June 10, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                TITLE                 DATE

            By:                                 President,        June 10, 1998
               -----------------------------    Treasurer
                   Charles T. Gould             and Director

            By:                                 Director          June 10, 1998
               -----------------------------
                    Kaylene Veron


            By:                                 Secretary/        Juen 10, 1998
               -----------------------------     Director
                   Lanne Lancaster


                  Supplemental Information to be Furnished With
           Reports Filed Pursuant to Section 15(d) of the Exchange Act
                            by Non-reporting Issuers

No annual report to security holders or proxy material has been sent to security holders of the Registrant.

                              AMERICA ONLINE, INC.

                                    CONTENTS
                    ----------------------------------------

                                                                         Page
                                                                         ----
Independent Auditors' Report                                              3

Balance Sheets, Years Ended December 31, 1997 and 1996                    4

Statements of Operations for the Years
 Ended December 31, 1997 and 1996                                         5

Statements of Changes in Shareholders' Equity for the
 Years Ended December 31, 1997 and 1996                                   6

Statements of Cash Flows for the Years
 Ended December 31, 1997 and 1996                                         7

Notes to Financial Statements                                             8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
America OnLine, Inc.


We have audited the accompanying balance sheets of America OnLine, Inc. as of December 31, 1997 and 1996 and the statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of America OnLine, Inc., at December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          Spicer, Jeffries & Co.


Denver, Colorado
March 3, 1998

                              AMERICA ONLINE, INC.

                                 BALANCE SHEETS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                               1997               1996
                                                                                       ---------------      ---------------
                                        ASSETS


         TOTAL ASSETS                                                                  $          -         $          -
                                                                                       ===============      ===============




         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued payroll taxes                                                               $          -         $         2 556
   Accrued expenses - shareholder (Note 2)                                                        -                  41 283
                                                                                       ---------------      ---------------

         TOTAL CURRENT LIABILITIES                                                                -                  43 839
                                                                                       ---------------      ---------------

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value - shares authorized,
     1,000,000,000; shares issued and outstanding,
     125,680,000 and 89,710,000, respectively                                                   12 568                8 971
   Additional paid-in capital                                                                  291 728              246 134
   Deficit                                                                                    (304 296)            (298 944)
                                                                                       ---------------      ---------------

         TOTAL SHAREHOLDERS' EQUITY                                                               -                 (43 839)
                                                                                       ---------------      ---------------

                                                                                       $          -         $           -
                                                                                       ===============      ===============







The accompanying notes are an integral part of the financial statements.

                              AMERICA ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                             1997                1996
                                                                                       ---------------    -----------------

REVENUES                                                                               $          -         $         -
                                                                                       ---------------      ---------------


EXPENSES:
  Consulting                                                                                     3 300                3 600
  General and administrative                                                                     2 052                2 161
                                                                                       ---------------      ---------------
                                                                                                 5 352                5 761
                                                                                       ---------------      ---------------

NET LOSS                                                                               $        (5 352)     $        (5 761)
                                                                                       ===============      ===============

NET LOSS PER COMMON SHARE                                                              $           NIL      $           NIL
                                                                                       ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                                        92 476 923           89 710 000
                                                                                       ===============      ===============










The accompanying notes are an integral part of the financial statements.
                                                                     -5-

                              AMERICA ONLINE, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                          Additional
                                                             Common Stock                  Paid in
                                                       Share              Amount            Capital            (Deficit)
                                                 ----------------   ----------------    ---------------      --------------
BALANCES, December 31, 1995                            89 710 000   $          8 971    $        246 134     $     (293 183)

  Net loss                                                   -                  -                   -                (5 761)
                                                 ----------------   ----------------    ----------------     --------------

BALANCES, December 31, 1996                            89 710 000              8 971             246 134           (298 944)

  Issuance of common stock                             35 970 000              3 597              45 594               -

  Net loss                                                   -                  -                   -                (5 352)
                                                 ----------------   ----------------    ----------------     --------------

BALANCES, December 31, 1997                           125 680 000   $         12 568    $        291 728     $     (304 296)
                                                 ================   ================    ================     ==============




The accompanying notes are an integral part of the financial statements.
                                                                          -6-

                              AMERICA ONLINE, INC.

                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                               1997             1996
                                                                                       ----------------    ----------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                                                             $        (5 352)     $        (5 761)
                                                                                       ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder advances                                                                           5 352                5 761
                                                                                       ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                                        $          -         $          -

CASH, beginning of year                                                                           -                    -
                                                                                       ---------------      ---------------

CASH, end of year                                                                      $          -         $          -
                                                                                       ===============      ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
  Issuance of common stock for debt                                                    $        49 191      $        49 191
                                                                                       ===============      ===============




The accompanying notes are an integral part of the financial statements.
                                                                         -7-

                              AMERICA ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  - SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Company, formerly Morlex Inc., was incorporated under the laws of the State of Colorado on April 23, 1986. The primary activity of the Company was to seek merger or acquisition candidates.

As shown in the financial statements, the Company incurred net losses for the last several years and has no working capital and has accumulated a deficit of $304,296; it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

The Company  successfully  completed a public stock  offering in December  1986.
Proceeds to the Company, net of direct registration and underwriting fees, amounted to $248,400. It has had minimal operations over the last several years.

Net Loss Per Share

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

Income taxes

The Company has a remaining net operating loss carryforward of approximately $300,000 expiring principally in 2002 and 2003. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company's net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock.

NOTE 2  - RELATED PARTY TRANSACTIONS

The Company had accrued certain amounts due to one of its major shareholders for payment of consulting fees, rent and other administrative expenses. In December, 1997, these amounts ($49,191) were converted to 35,970,000 shares of common stock.