Form 10QSB
period 1998-03-31
MORLEX INC /CO
filed 1998-08-27
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[  ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14962

                                  MORLEX, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Colorado                                                      84-1028977
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                                identification
                                                              number)

P.O. Box 3755, Englewood, CO                                  80155
-------------------------------                               ------------------
(Address of principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784

                                    No change
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No X .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 125,680,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 15, 1998.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                      For the Quarter ended March 31, 1998

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION


                                                                   Page of
                                                                   Form 10-QSB
                                                                   -----------
Item 1.  Financial Statements:

         Condensed Balance Sheets -- March 31, 1998 (unaudited)
                  and December 31, 1997                                 3

         Condensed Statements of Income for the three months
                  ended March 31, 1998 and 1997 (unaudited)             4

         Condensed Statement of Cash Flows for the three months
                  ended March 31, 1998 and 1997 (unaudited)             5

         Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis or Plan of Operation      7

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                            CONDENSED BALANCE SHEETS


                                                                         (Unaudited)
                                                                           March 31,                    December 31,
                                                                             1998                           1997
                                                                      -------------------             -----------------
                                                    ASSETS
TOTAL ASSETS                                                       $                   -            $                -
                                                                      ===================             =================


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accrued Expenses-Shareholder                             $              6,738            $                -
                                                                      -------------------             -----------------

                        TOTAL CURRENT LIABILITIES                                  6,738                             -
                                                                      -------------------             -----------------

SHAREHOLDERS' EQUITY
           Common Stock, $.0001 par value-authorized,
            1,000,000,000; shares issued and outstanding
            125,680,000 and 89,710,000, respectively                              12,568                        12,568
           Additional paid-in capital                                            291,728                       291,728
           Deficit                                                              (311,034)                     (304,296)
                                                                      -------------------             -----------------

                        TOTAL SHAREHOLDERS'  EQUITY                               (6,738)                            -
                                                                      -------------------             -----------------

TOTAL LIABILITIES AND
           SHAREHOLDERS'  EQUITY                                    $                  -            $                -
                                                                      ===================             =================

             See Notes to Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                          March 31,

                                                                             1998                           1997
                                                                      -------------------             -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
           Net Loss                                                 $             (6,738)           $           (1,434)
                                                                      -------------------             -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Shareholder Advances                                                    6,738                         1,434
                                                                      -------------------             -----------------


NET INCREASE (DECREASE) IN CASH                                     $                  -            $                -

CASH, BEGINNING OF THE PERIOD                                                          -                             -
                                                                      -------------------             -----------------

CASH, END OF THE PERIOD                                             $                  -            $                -
                                                                      ===================             =================

             See Notes to Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,

                                                                        1998                            1997
                                                                  ------------------             -------------------
REVENUE                                                         $                 -            $                  -
                                                                  ------------------             -------------------

EXPENSES
              Consulting                                                      6,426                             900
              General and Administrative                                        312                             534
                                                                  ------------------             -------------------

                           Total Expenses                                     6,738                           1,434
                                                                  ------------------             -------------------


NET LOSS                                                        $            (6,738)           $             (1,434)
                                                                  ==================             ===================

NET LOSS PER COMMON SHARE                                       $        NIL                   $         NIL
                                                                  ==================             ===================

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                                         125,680,000                      89,710,000
                                                                  ==================             ===================


             See Notes to Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)


               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on form 10-KSB for the year ended December 31, 1997.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

         The Company incurred a net loss of $ 6,738 for the three months ended March 31, 1998, and $1,434 for the three months ended March 31, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $ 311,034, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

         The Company completed two private placements of its Common Stock, par value $.0001 per share, in December 1997 and July 1998. In December 1997, Charles T. Gould, a director and then the Company's President, purchased 35,970,000 shares of Common Stock in exchange for the cancellation of $49,191 of indebtedness of the Company to Mr. Gould. In July 1998, Steven J. Goodman, a director of the Company, and Lawrence E. Kaplan, the President, Secretary and Treasurer and a directors of the Company, each purchased 94,260,000 shares of Common Stock in exchange for $3,000 each in cash and $6,246 each in previous services rendered, or an aggregate of 188,520,000 shares of Common Stock with an aggregate purchase price of $6,000 in cash and $12,852 in previous services rendered. The Company currently has virtually no cash or other assets.

         In August 1998, Kaylene Veron and Lannelle Lancaster resigned as directors of the Company. Mr. Gould, the remaining director, thereupon elected Messrs. Goodman and Kaplan as directors. These directors thereupon elected Kaplan as President and Treasurer of the Company and Mr. Goodman as Secretary.

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

         Liquidity and Capital Resources. As of March 31, 1998, the Company had assets of $ 0 and liabilities of $ 6,738. This compares to assets of $ 0 and liabilities of $0 for the year ended December 31, 1997.

         Results of Operations. The Company has not conducted any active operations in the past two fiscal years, except for its efforts to locate suitable acquisition transactions. No revenue has been generated by the Company during such two-year period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with an operating company, of which there can be no assurance.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation.

Item 2.           Changes in Securities.  None.


Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders. On
                  April 24, 1998, the Board of Directors, by unanimous written consent in lieu of a special meeting, resolved to amend the Company's Articles of Incorporation to change the name of the Company from America Online, Inc. back to Morlex, Inc. in order to remove any confusion between the Company and the Internet company of the same name.

                  On May 15, 1998, the shareholders of the Company, by majority vote, approved the amendment and name change at a meeting called for that purpose. The amendment was filed with the Secretary of State of Colorado on June 2, 1998, upon which the name of the Company became Morlex, Inc.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibit No.           Description
                      27.1                  Financial Data Schedule

                  (b) Reports on Form 8-K.  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 1998                   MORLEX, INC.



                                    By: /s/ Lawrence Kaplan
                                        ---------------------------------------
                                        Lawrence Kaplan, President and Director