Form 10QSB
period 1998-06-30
MORLEX INC /CO
filed 1998-08-27
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[  ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-14962

                                  MORLEX, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Colorado                                                      84-1028977
-------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                                identification
                                                              number)

P.O. Box 3755, Englewood, CO                                  80155
-------------------------------                               -----------------
(Address of principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784

                                    No change
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____    No   X.

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

                       For the Quarter ended June 30, 1998

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION


                                                                   Page of
                                                                   Form 10-QSB
                                                                   -----------
Item 1.  Financial Statements:

         Condensed Balance Sheets -- June 30, 1998 (unaudited)
                  and 1997                                               3
         Condensed Statement of Income for the three months ended
                  June 30, 1998 and 1997(unaudited)                      4
         Condensed Statement of Cash Flows for the three months ended
                  June 30, 1998 and 1997 (unaudited)                     5
         Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation       7
-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.

                         (FORMERLY AMERICA ONLINE, INC.)
                            CONDENSED BALANCE SHEETS

                                                                         (Unaudited)
                                                                           June 30,                   December 31,
                                                                             1998                           1997
                                                                      -------------------             -----------------
                                                    ASSETS

TOTAL ASSETS                                                        $             -                 $            -
                                                                      ===================             =================



                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accrued Expenses-Shareholder                             $             13,871            $            -
                                                                      -------------------             -----------------
                        TOTAL CURRENT LIABILITIES                                 13,871                         -
                                                                      -------------------             -----------------

SHAREHOLDERS' EQUITY

           Common Stock, $.0001 par value-authorized,
            1,000,000,000; shares issued and outstanding
            125,680,000 and 89,710,000, respectively                              12,568                        12,568
           Additional paid-in capital                                            291,728                       291,728
           Deficit                                                              (318,167)                     (304,296)
                                                                      -------------------             -----------------

                        TOTAL SHAREHOLDERS'  EQUITY                              (13,871)                        -
                                                                      -------------------             -----------------

TOTAL LIABILITIES AND
           SHAREHOLDERS'  EQUITY                                    $              -                $            -
                                                                      ===================             =================

             See Notes to Unaudited Condensed Financial Statements

                                  MORLEX, INC.

                         (FORMERLY AMERICA ONLINE, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended                   Six Months Ended
                                                                         June 30,                             June 30,

                                                                  1998               1997              1998              1997
                                                              --------------     -------------     --------------    --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
          Net Loss                                           $       (6,933)    $      (1,150)    $      (13,671)   $       (2,584)
                                                              --------------     -------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Shareholder Advances                                        6,933             1,150             13,671             2,584
                                                              --------------     -------------     --------------    --------------

NET INCREASE (DECREASE) IN CASH                                           -                 -                  -                 -

CASH, BEGINNING OF THE PERIOD                                             -                 -                  -                 -
                                                              --------------     -------------     --------------    --------------

CASH, END OF THE PERIOD                                     $             -     $           -     $            -    $            -
                                                              ==============     =============     ==============    ==============


             See Notes to Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended                     Six Months Ended
                                                                     June 30,                                June 30,

                                                             1998                1997                1998                1997
                                                        ----------------    ----------------    ----------------    ----------------

REVENUE                                               $               -   $               -   $               -   $               -
                                                        ----------------    ----------------    ----------------    ----------------


EXPENSES
            Consulting                                            6,426                 600              12,852               1,500
            General and Administrative                              507                 550                 819               1,084
                                                        ----------------    ----------------    ----------------    ----------------

                       Total Expenses                             6,933               1,150              13,671               2,584
                                                        ----------------    ----------------    ----------------    ----------------

NET LOSS                                              $          (6,933)  $          (1,150)            (13,671)             (2,584)
                                                        ================    ================    ================    ================

NET LOSS PER COMMON SHARE                             $       NIL         $       NIL         $       NIL         $       NIL
                                                        ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                             125,680,000          89,710,000         125,680,000          89,710,000
                                                        ================    ================    ================    ================


             See Notes to Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)


               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

         The Company incurred a net loss of $ 6,933 for the three months ended June 30, 1998, and $1,150 for the three months ended June 30, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $ 318,167, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

         The Company completed two private placements of its Common Stock, par value $.0001 per share, in December 1997 and July 1998. In December 1997, Charles T. Gould, a director and then the Company's President, purchased 35,970,000 shares of Common Stock in exchange for the cancellation of $49,191 of indebtedness of the Company to Mr. Gould. In July 1998, Steven J. Goodman, a director of the Company and Lawrence E. Kaplan, the President, Secretary and Treasurer and a director of the Company, each purchased 94,260,000 shares of Common Stock in exchange for $3,000 each in cash and $6,246 each in previous services rendered, or an aggregate of 188,520,000 shares of Common Stock with an aggregate purchase price of $6,000 in cash and $12,852 in previous services rendered. The Company currently has virtually no cash or other assets.

         In August 1998, Kaylene Veron and Lannelle Lancaster resigned as directors of the Company. Mr. Gould, the remaining director, thereupon elected Messrs. Goodman and Kaplan as directors. These directors thereupon elected Mr. Kaplan as President and Treasurer, and Mr.Goodman as Secretary of the Company.

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

         Liquidity and Capital Resources. As of June 30, 1998, the Company had assets of $ 0 and liabilities of $ 13,871. This compares to assets of $0 and liabilities of $ 0 for the year ended December 31, 1997.

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