Form 10QSB
period 1998-09-30
MORLEX INC /CO
filed 1998-12-16
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[  ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to

                         Commission file number 0-14962

                                  MORLEX, INC.
        (Exact name of small business issuer as specified in its charter)


Colorado                                                     84-1028977
------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                              identification
                                                              number)

P.O. Box 3755, Englewood, CO                                    80155
------------------------------                            -------------------
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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 314,200,000 shares of Common Stock, par value $ .001 per share, outstanding as of December 10 , 1998.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                    For the Quarter ended September 30, 1998

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                                           PART I- FINANCIAL INFORMATION


                                                                                            Page of
                                                                                           Form 10-QSB
                                                                                           -----------
Item 1.  Financial Statements:
         Condensed  Balance Sheets -- September 30, 1998 (unaudited)  and
                  December 31, 1997                                                              3

         Condensed  Statements of Income (unaudited) for the three and nine months ended
                  September 30, 1998 and 1997                                                    4

         Condensed  Statement of Cash Flows (unaudited) for the three and nine months ended
                  September 30, 1998 and 1997                                                    5

         Notes to Financial Statements                                                           6

Item 2.  Management's Discussion and Analysis or Plan of Operation                               7

----------------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                            CONDENSED BALANCE SHEETS


                                                                         (Unaudited)
                                                                         September 30,                  December 31,
                                                                             1998                           1997
                                                                      -------------------             -----------------
                                                 ASSETS
CURRENT ASSETS:
           CASH                                                      $               157            $                -
                                                                      -------------------             -----------------

TOTAL ASSETS                                                         $               157            $                -
                                                                      ===================             =================



                                   LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:

           Accounts Payable                                          $             3,493             $               -
           Accrued Expenses-Shareholder                                              819                             -
                                                                      -------------------             -----------------

                        TOTAL CURRENT LIABILITIES                                  4,312                             -
                                                                      -------------------             -----------------


SHAREHOLDERS' EQUITY
           Common Stock, $.0001 par value-authorized,
            1,000,000,000; shares issued and outstanding
            314,200,000 and 89,710,000 respectively                               31,420                        12,568
           Additional paid-in capital                                            291,728                       291,728
           Deficit                                                              (327,303)                     (304,296)
                                                                      -------------------             -----------------

                        TOTAL SHAREHOLDERS'  EQUITY
                                                                                  (4,155)                            -
                                                                      -------------------             -----------------

TOTAL LIABILITIES AND
           SHAREHOLDERS'  EQUITY                                     $               157            $                -
                                                                      ===================             =================




             See Notes To Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                             September 30,

                                                           1998                1997                  1998                1997
                                                     -----------------    ----------------     -----------------    ----------------
REVENUE                                            $                -   $               -    $                -   $               -
                                                     -----------------    ----------------     -----------------    ----------------

EXPENSES
           Consulting                                           6,578                 900                19,430               2,400
           General and Administrative                           2,758                 471                 3,577               1,555
                                                     -----------------    ----------------     -----------------    ----------------

                     Total Expenses                             9,336               1,371                23,007               3,955
                                                     -----------------    ----------------     -----------------    ----------------


NET LOSS                                           $           (9,336)  $          (1,371)              (23,007)             (3,955)
                                                     =================    ================     =================    ================

NET LOSS PER COMMON SHARE                          $        NIL         $       NIL          $        NIL         $       NIL
                                                     =================    ================     =================    ================

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                           125,680,000          89,710,000           125,680,000          89,710,000
                                                     =================    ================     =================    ================



             See Notes To Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                                    1998              1997             1998             1997
                                                                 ------------     -------------    -------------    -------------
CASH FLOWS USED IN OPERATING
   ACTIVITIES:
         Net Loss                                              $      (9,336)    $      (1,371)   $     (23,007)   $      (3,955)
         Adjustments to reconcile net loss
           to cash used in operating activities:
         Changes in operating assets and Liabilities:
          (Decrease) increase in accounts payable                      3,493                 -            3,493                -
          (Decrease) increase in accrued expenses                    (12,852)                -              819                -
                                                                 ------------     -------------    -------------    -------------

           Net cash flow used in operating
              Activities:                                            (18,695)           (1,371)         (18,695)          (3,955)
                                                                 ------------     -------------    -------------    -------------


CASH FLOWS FROM FINANCING
    ACTIVITIES:

         Net proceeds from issuance of stock                          18,852                 -           18,852                -
         Shareholder Advances                                              -             1,371                -            3,955
                                                                 ------------     -------------    -------------    -------------

           Net cash provided by financing
              Activities:                                             18,852             1,371           18,852            3,955
                                                                 ------------     -------------    -------------    -------------


NET INCREASE (DECREASE) IN CASH                                          157                 -              157                -

CASH, BEGINNING OF THE PERIOD                                              -                 -                -                -
                                                                 ------------     -------------    -------------    -------------

CASH, END OF THE PERIOD                                        $         157    $            -   $          157   $            -
                                                                 ============     =============    =============    =============



             See Notes To Unaudited Condensed Financial Statements

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 1998 AND 1997


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

         The Company incurred a net loss of $ 3,955 for the nine months ended September 30, 1997, and $ 9,336 for the nine months ended September 30, 1998. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $ 327,303, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

         The Company completed two private placements of its Common Stock, par value $.0001 per share, in December 1997 and July 1998. In December 1997, Charles T. Gould, a director and the Company's President, purchased 35,970,000 shares of Common Stock in exchange for the cancellation of $49,191 of indebtedness of the Company to Mr. Gould. In August 1998, Steven J. Goodman and Lawrence E. Kaplan, both directors of the Company, each purchased 94,260,000 shares of Common Stock in exchange for $3,000 each in cash and $6,246 each in previous services rendered, or an aggregate of 188,520,000 shares of Common Stock with an aggregate purchase price of $6,000 in cash and $12,852 in previous services rendered. The Company currently has virtually no cash or other assets.

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

         Liquidity and Capital Resources. As of September 30, 1998, the Company had no virtually no assets. This compares to no assets for the year ended December 31, 1997.

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

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not party to any legal proceeding or litigation.

Item 2.           Changes in Securities.  None

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders. None.

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


Date: December 12, 1998

                                              MORLEX, INC.



                                              By: /s/ Lawrence Kaplan
                                                  Lawrence Kaplan, President