Form 10KSB40
period 1998-12-31
MORLEX INC /CO
filed 1999-05-14
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
           (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1998

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the transition period from ___________ to ___________

                         Commission file number 33-6505D

                                  MORLEX, INC.
                    (formerly known as America Online, Inc.)
                 (Name of Small Business Issuer in its charter)

Colorado                                                 84-1028977
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                          identification number)

P.O. Box 3755, Englewood, CO                             80155
(Address of principal executive offi es)                 (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      None
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ___  No X
 .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year.   None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Unknown

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 30, 1999, there were 314,200,000 shares of the issuer's common stock issued and outstanding. DOCUMENTS INCORPORATED BY REFERENCE: NONE
Transitional Small Business Disclosure Format (check one):  Yes ____;  No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Morlex, Inc. (the "Company", "Morlex" or the "Registrant") was incorporated in the State of Colorado on April 23, 1986. In January 1987, Morlex, in a stock-for-stock exchange (the "Stock Exchange"), acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. ("InfoSource"). The Company changed its name from Morlex to America Online, Inc. on July 17, 1987 (the "Name Change").

         Prior to incorporation, the Company had no prior operating history and was formed as what is commonly known as a blind pool. Since the termination of the business of the former AOL#1, the Company has been seeking the acquisition of, or merger with, an existing company. The Company's business history since its incorporation is as follows:

         On September 10, 1986, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-18 under the Securities Act of 1933, as amended (the "Securities Act"), relating to an offering of up to 5,000,000 Units. In December 1986, the Company consummated the offering, having received net offering proceeds aggregating $248,400.00.

         In January 1987, the Company acquired AOL#1 in the Stock Exchange, as a result of which AOL#1 became a wholly owned subsidiary of the Company in exchange for 85,000,000 shares of Company stock which were issued to InfoSource for all the shares of AOL#1.

         On July 17, 1987, a special meeting of stockholders of the Company was held to change the name of Morlex to America Online, Inc. The proposal to change the name was approved and the Company's name was thereupon changed.

         On March 1, 1988, the Board of Directors approved the cancellation of a $30,000.00 debt to InfoSource by issuing 30,000,000 shares of the Company to InfoSource. All 115,000,000 shares previously issued to InfoSource (including such 30,000,000 shares and the 85,000,000 shares granted to InfoSource pursuant to the Stock Exchange) were returned to the Company's treasury as issued but no longer outstanding shares.

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

PRIVATE PLACEMENTS

         The Company completed two private placements of its Common Stock, par value $.0001 per share, in December 1997 and July 1998. In December 1997, Charles T. Gould, a director, purchased 35,970,000 shares of Common Stock in exchange for the cancellation of $49,191.00 of indebtedness of the Company to Mr. Gould. In July 1998, Steven J. Goodman, a director and Secretary of the Company, and Lawrence E. Kaplan, a director and President of the Company, each purchased 94,260,000 shares of Common Stock in exchange for $3,000.00 each in cash and $6,246.00 each in previous services rendered, or an aggregate of 188,520,000 shares of Common Stock with an aggregate purchase price of $6,000.00 in cash and $12,852.00 in previous services rendered. The Company currently has virtually no cash or other assets. As a result, Messrs. Kaplan, Goodman and Gould now own an aggregate of 90% of the Company's outstanding Common Stock.

RESIGNATION OF DIRECTORS

         In July, 1998, Kaylene Veron and Lannelle Lancaster resigned as directors of the Company. Mr. Gould, the remaining director, thereupon elected Messrs. Goodman and Kaplan as directors. These directors thereupon elected Mr. Kaplan as President and Treasurer, and Mr. Goodman as Secretary of the Company.

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

         (b) Competitive position as compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;

         (c) Strength and diversity of management, either in place or scheduled for recruitment;

         (d) Capital requirements and anticipated availability of required funds to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

         (f)      The extent to which the business opportunity can be advanced;

         (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)      Other relevant factors.

         In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's extremely limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

         The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

         It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the shareholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior shareholders would retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

         There are not presently any pending legal proceedings to which the Registrant is a party or as to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    A. Market for Common Stock. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 1998.

    B. Holders. As of March 30, 1999, there were approximately 276 holders of 314,200,000 shares of the Company's common stock.

    C. Dividends. The Registrant has not paid any cash dividends during either the fiscal year ended December 31, 1997 or December 31, 1998 and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

         The Registrant was formed on April 23, 1986 for the purpose of investing in any and all types of assets, properties and businesses. On September 10, 1986, the Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Registrant in the Colorado Regional Office. The Plan of Operation of the Registrant is briefly described below and further described in Item 1 of this Form 10-KSB.

         As of December 31, 1998, the Registrant had cash of $0 and no other assets. As of December 31, 1998, the Registrant had total liabilities of $0 and total stockholders equity of $0. As of December 31, 1997, the Registrant had cash of $0 and no other assets. As of December 31, 1997, the Registrant had total liabilities of $0 and total stockholders equity of $0. Prior to the consummation of a potential business acquisition as described in Item 1 of this Form 10-KSB, management does not expect that the Registrant will have any significant capital requirements or will purchase any significant equipment or that there will be significant changes in the number of Registrant's employees.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had no assets. The significant amount of capital necessary to acquire and develop a successful business in today's economy will limit the Company's ability to locate one suitable for acquisition or merger. Given the limited amount of working capital, the potential venture is likely to involve the acquisition of, or merger with, a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. There can be no assurance that the Company will ever consummate such a transaction. It is possible that the Company will require additional financing to expand and fund any business which it acquires or establishes. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise.

PLAN OF OPERATION

         The Company has not realized any revenues from operations, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition or merger candidates. Although it is currently anticipated that the Company can satisfy its cash requirements, and that no additional funds need be raised, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

RESULTS OF OPERATIONS

         The Company has not conducted any active operations in the past fiscal year, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements
                          -----------------------------

Independent Accountants' Report
         Year ended December 31, 1998....................................F-2

Balance Sheets
         Years ended December 31, 1998 and 1997..........................F-3

Statements of Operations for the Years
         Ended December 31, 1998 and 1997................................F-4

Statement of Changes in Shareholders' Equity
         Years ended December 31, 1998 and 1997..........................F-5

Statement of Cash Flows
         Year ended December 31, 1998 and 1997...........................F-6

Notes to Financial Statements
         Years ended December 31, 1998...................................F-7


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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

NAME                                AGE              DATE OF                    POSITION
                                                     ELECTION

Charles T. Gould                    47               4/5/91                     Director
4562 S. Ouray Way
Aurora, CO 80015

Lawrence E. Kaplan                  55               7/29/98                    President, Treasurer and
150 Vanderbilt Motor                                                            Director
Parkway, Suite 311
Hauppauge, New York 11788

Steven J. Goodman                   59               7/29/98                    Secretary and Director
24843 Del Prado #536
Dana Point, CA 92629


         Charles T. Gould. Mr. Gould has been a director of the Company since April 1991. He is presently a Stock Broker and Trader with Charles Schwab in Denver, Colorado. Prior to Mr. Gould's employment with Charles Schwab & Co., he served as an Environmental Production Worker with Interel Environmental in Englewood, Colorado.

         Lawrence E. Kaplan. Mr. Kaplan has served as President, Treasurer and a director of the Company since July, 1998. Mr. Kaplan has served as a director of IDF International, Inc. since August 1996. Mr. Kaplan is a registered representative, officer, director and sole stockholder of G-V Capital Corp., an NASD-registered broker/dealer. He is also a director of Playorena, Inc., a blank check company which is seeking merger opportunities. He is also an officer and a director of Osteoimplant Technology, a manufacturer of orthopedic devices and total joint implants.

         Steven J. Goodman. Mr. Goodman has served as Secretary and a director of the Company since July, 1998. Mr. Goodman is a consultant for Tessa Financial Group, Inc. From 1991 through March, 1995, Mr. Goodman was West Coast Managing Director of Creative Business Strategies, a financial corporate consulting firm. Mr. Goodman currently serves as a director of Javelin Systems, Inc., a public company listed on NASDAQ.

         B.  Significant Employees.  None.

         C. Family Relationships. Charles T. Gould is the husband of Lanne Lancaster and the brother of Kaylene Veron. Ms. Lancaster served as the Vice President and Secretary of the Company from March, 1989 until July, 1998. Presently, she is the record owner of 790,000 shares of Common Stock of the Company. Ms. Veron served as a director of the Company from March, 1989 until July, 1998. Presently, Ms. Veron owns no shares of the Company.

         D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

         E. Compliance With Section 16(a). The Registrant is not subject to
Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         No compensation has been paid or accrued to any officer or director of the Registrant since 1994. Except as otherwise indicated in Item 12, the current officers and directors are not being compensated by the Registrant. The Registrant has no current intent to issue shares of its common stock to management in connection with an acquisition. However, the Registrant may subsequently deem the issuance of shares to management for services rendered in connection with an acquisition to be fair and reasonable to the Registrant and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Registrant and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Registrant as approved by the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         A. Security Ownership of Certain Beneficial Owners. The following persons are known to the Registrant to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of March 30, 1999:

Name and Address                    Amount and Nature of
of Beneficial Owner                 Beneficial Ownership (1)                            Percent of Class
-------------------                 ------------------------                            ----------------
Charles T. Gould                    94,260,000                                          30%
4562 S. Ouray Way
Aurora, CO 80015

Lawrence E. Kaplan                  94,260,000                                          30%
150 Vanderbilt Motor Parkway
Suite 311
Hauppauge, New York 11788

Steven J. Goodman                   94,260,000                                          30%
24843 Del Prado
Dana Point, CA 92629

ALL OFFICERS AND
DIRECTORS AS A
GROUP (3 Individuals)               282,780,000                                         90%

----------------
(1) Unless otherwise indicated herein and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder and directly owns all such shares in such stockholder's sole name. Within sixty (60) days of the date of this filing, none of the above persons has the right to acquire any further shares of the Registrant's common stock from options, warrants, rights, conversion privileges or other similar arrangement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company completed two private placements of its Common Stock, par value $.0001 per share, in December 1997 and July 1998. In December 1997, Charles T. Gould, a director, purchased 35,970,000 shares of Common Stock in exchange for the cancellation of $49,191.00 of indebtedness of the Company to Mr. Gould. In July 1998, Steven J. Goodman, a director and Secretary of the Company, and Lawrence E. Kaplan, a director and President of the Company, each purchased 94,260,000 shares of Common Stock in exchange for $3,000.00 each in cash and $6,246.00 each in previous services rendered, or an aggregate of 188,520,000 shares of Common Stock with an aggregate purchase price of $6,000.00 in cash and $12,852.00 in previous services rendered. The Company currently has virtually no cash or other assets. As a result, Messrs. Kaplan, Goodman and Gould now own an aggregate of 90% of the Company's outstanding Common Stock.

         Charles T. Gould is the husband of Lanne Lancaster and the brother of Kaylene Veron. Ms. Lancaster served as the Vice President and Secretary of the Company from March, 1989 until July, 1998. Presently, she is the record owner of 790,000 shares of Common Stock of the Company. Ms. Veron served as a director of the Company from March, 1989 until July, 1998. Presently, Ms. Veron owns no shares of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

                  3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18.

                  3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18.

                  10.1 Stock Purchase Agreement by and between the Registrant and Charles T. Gould.

                  10.2 Common Stock Purchase Agreement by and between the Registrant and Steven J. Goodman.

                  10.3 Common Stock Purchase Agreement by and between the Registrant and Lawrence E. Kaplan.

                  27.1 Financial Data Schedule.

         B. Reports on Form 8-K. No Reports on Form 8-K were filed by the Registrant during the fourth quarter of, or at any time during, its fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                MORLEX, INC.,
                                                F/K/A AMERICA ONLINE, INC.

                                                By: /s/ Lawrence E. Kaplan
                                                President and Treasurer

Date: May 5, 1999.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                         TITLE                  DATE

       By:  /s/ Charles T. Gould       Chairman and          May 5, 1999
                                       Director

       By:  /s/ Lawrence E. Kaplan     President,            May 5, 1999
                                       Treasurer,
                                       Director

       By:  /s/ Steven J. Goodman      Secretary,            May 5, 1999
                                       Director


                  Supplemental Information to be Furnished With
           Reports Filed Pursuant to Section 15(d) of the Exchange Act
                            by Non-reporting Issuers

No annual report to security holders or proxy material has been sent to security holders of the Registrant.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Morlex, Inc. (formerly America OnLine, Inc.)


We have audited the accompanying balance sheets of Morlex, Inc. (formerly America OnLine, Inc.) as of December 31, 1998 and 1997 and the statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Morlex, Inc. (formerly America OnLine, Inc.), at December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Denver, Colorado
March 30, 1999

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                           ==========================

                                                             1998       1997
                                                           --------   --------
                                     ASSETS

CASH                                                       $  3,664   $     --
                                                           ========   ========




                      LIABILITIES AND SHAREHOLDERS' EQUITY


ACCOUNTS PAYABLE                                           $    476   $     --
                                                           ========   ========


SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value - shares authorized,
     1,000,000,000; shares issued and outstanding,           31,420     12,568
     314,200,000 and 125,680,000, respectively              298,728    291,728
   Additional paid-in capital                              (326,960)  (304,296)
                                                           --------   --------
   Deficit                                                    3,664         --
                                                           --------   --------
         TOTAL SHAREHOLDERS' EQUITY                        $  3,664   $     --
                                                           ========   ========




    The accompanying notes are an integral part of the financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                      1998           1997
                                                  ------------    -----------
REVENUES                                          $       --      $     --
                                                  ------------    -----------


EXPENSES:
  Consulting                                            12,852          3,300
  Professional fees                                      9,113           --
  General and administrative                               699          2,052
                                                  ------------    -----------

             TOTAL EXPENSES                             22,664          5,352
                                                  ------------    -----------

NET LOSS                                          $    (22,664)   $    (5,352)
                                                  ============    ===========

NET LOSS PER COMMON SHARE                         $        NIL    $       NIL
                                                  ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               219,940,000     92,476,923
                                                  ============    ===========



    The accompanying notes are an integral part of the financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                           ADDITIONAL
                                                              COMMON STOCK                   PAID IN
                                                      SHARES               AMOUNT            CAPITAL            (DEFICIT)
                                                 --------------     ----------------    ----------------     --------------
BALANCES, DECEMBER 31, 1996                          89,710,000     $          8,971    $        246,134     $     (298,944)

  Issuance of common stock                           35,970,000                3,597              45,594               -

  Net loss                                                 -                    -                   -                (5,352)
                                                 --------------     ----------------    ----------------     --------------

BALANCES, DECEMBER 31, 1997                         125,680,000               12,568             291,728           (304,296)

  Issuance of common stock                          188,520,000               18,852                 -                 -

  Capital contributed                                      -                    -                  7,000               -

  Net loss                                                 -                    -                   -               (22,664)
                                                 --------------     ----------------    ----------------     --------------

BALANCES, DECEMBER 31, 1998                         314,200,000     $         31,420    $        298,728     $     (326,960)
                                                 ==============     ================    ================     ==============





    The accompanying notes are an integral part of the financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                             1998       1997
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(22,664)  $ (5,352)
                                                           --------   --------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Increase in accounts payable                               476        --
                                                           --------   --------

         NET CASH USED IN OPERATING ACTIVITIES              (22,188)    (5,352)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder advances                                         --        5,352
  Issuance of common stock                                   18,852        --
  Capital contributed                                         7,000        --
                                                           --------   --------

         NET CASH PROVIDED BY INVESTING ACTIVITIES           25,852      5,352
                                                           --------   --------

NET INCREASE IN CASH                                          3,664        --

CASH, beginning of year                                         --         --
                                                           --------   --------

CASH, end of year                                          $  3,664   $    --
                                                           ========   ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
  Issuance of common stock for debt                        $    --    $ 49,191
                                                           ========   ========



    The accompanying notes are an integral part of the financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  -  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The Company was incorporated under the laws of the State of Colorado on April 23, 1986. The primary activity of the Company was to seek merger or acquisition candidates.

As shown in the financial statements, the Company incurred net losses for the last several years and has no working capital and has accumulated a deficit of $326,960; it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

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

                                  EXHIBIT INDEX


3.1 Registrant's Certificate of Incorporation filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-18.

3.2 Registrant's By-Laws filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-18.

10.1     Stock Purchase Agreement by and between the Registrant and Charles T.
         Gould.

10.2 Common Stock Purchase Agreement by and between the Registrant and Steven J. Goodman.

10.3 Common Stock Purchase Agreement by and between the Registrant and Lawrence E. Kaplan.

27.1     Financial Data Schedule.