Form 10QSB
period 1999-03-31
MORLEX INC /CO
filed 1999-06-28
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[  ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                         Commission file number 0-14962

                                  MORLEX, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Colorado                                     84-1028977
-------------------------------              ----------------------------------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)               identification
                                             number)

P.O. Box 3755, Englewood, CO                 80155
-------------------------------              ----------------------------------
(Address of principal executive offices)     (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784

                                    No change
                     ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X   .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 314,200,000 shares of Common Stock, par value $ .001 per share, outstanding as of June 1, 1999.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                      For the Quarter ended March 31, 1999

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                          PART I- FINANCIAL INFORMATION

                                                                                        Page of
                                                                                        Form 10-QSB
                                                                                        -----------
Item 1.  Financial Statements:

         Balance Sheets -- March 31, 1999 (unaudited)  and December 31, 1998                     3

         Statement of Stockholders' Equity (unaudited) as at March 31, 1999 and
                  December 31, 1998 and 1997                                                     4

         Statements of Operations (unaudited) for the three months ended
                  March 31, 1999 and 1998                                                        5

         Statement of Cash Flows (unaudited) for the three months ended
                  March 31, 1999 and 1998                                                        6

         Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation                               8

------------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                                  BALANCE SHEET

                                                                      March 31          December 31
                                                                        1999                 1998
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                             $    3,163           $    3,664
                                                                        ========             ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                                  $   2,061          $       476
                                                                         -------            ---------
         TOTAL LIABILITIES                                                 2,061                  476
                                                                         -------            ---------


STOCKHOLDERS' EQUITY
         Common stock, $.0001 par value
          1,000,000,000 shares authorized; 314,200,000
           shares issued and outstanding                                  31,420               31,420
         Additional paid-in capital                                      299,728              298,728
         Deficit                                                        (330,046)            (326,960)
                                                                         --------             -------

         TOTAL STOCKHOLDERS' EQUITY                                        1,102                3,188
                                                                       ---------            ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                       $    3,163           $    3,664
                                                                        ========             ========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Additional                          Total
                                                       Common Stock              Paid in                       Stockholders'
                                                   Shares       Amount           Capital         Deficit           Equity

Balance, December 31, 1997                       125,680,000     $ 12,568        $ 291,728      $( 304,296)     $       0

Issuance of common stock                         188,520,000       18,852                0               0         18,852

Capital contributed                                        0            0            7,000               0          7,000

Net loss for the year

  ended December 31, 1998                                  0            0                0       (  22,664)      ( 22,664)
                                                ------------ ------------     ------------       --------        -------

Balance, December 31, 1998                       314,200,000       31,420          298,728        (326,960)         3,188

Capital contributed                                        0            0            1,000               0          1,000

Net loss for the three months
   ended March 31, 1999 (unaudited)                        0            0                0       (   3,086)      (  3,086)
                                                 -----------  -----------      -----------        --------        -------

Balance, March 31, 1999 (unaudited)              314,200,000     $ 31,420        $ 299,728       $(330,046)      $  1,102
                                                 ===========      =======          =======         =======        =======


                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                            For The Three
                                                                            Months Ended
                                                                              March 31,
                                                                        1999             1998

REVENUE                                                                  NONE            NONE
                                                                         ----            ----
EXPENSES
         Professional                                                  $   1,223       $        0
         Consulting                                                            0            6,426
         General and administrative                                           95              312
         Filing and transfer fees                                          1,768                0
                                                                         -------          -------

         TOTAL                                                             3,086            6,738
                                                                         -------          -------

NET LOSS                                                               $(  3,086)       $(  6,738)
                                                                         =======          =======

LOSS PER SHARE:
   Net loss per share                                                  $   NIL          $   NIL
                                                                        ========         ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                         314,200,000      125,680,000
                                                                     ===========      ===========


                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For The Three
                                                                                       Months Ended
                                                                                          March 31,
                                                                                  1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                               $( 3,086)         $( 6,738)
         Increase in accrued expenses                                              1,585                 0
                                                                                  ------         ---------

NET CASH USED BY OPERATING ACTIVITIES                                            ( 1,501)         (  6,738)

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributed                                                       1,000                 0
         Shareholder advances                                                          0             6,738
                                                                                 -------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,000             6,738
                                                                                 -------          --------

NET INCREASE (DECREASE) IN CASH                                                  (   501)                0

BEGINNING CASH BALANCE                                                             3,664                 0
                                                                                  ------          --------

ENDING CASH BALANCE                                                             $  3,163          $      0
                                                                                 =======          ========



                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED SEPTEMBER 1999 AND 1998

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company incurred a net loss of $ 3,086 for the three months ended March 31, 1999. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $ 330,046, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The Company has filed, on June 14, 1999, a registation statement under the Securities Exchange Act of 1934 (the "Exchange Act"), on Form 10-SB, purusant to which the Company is seeking to regster its common stock under the Exchange Act. Upon granting of effectiveness of the registration statement by the Securities and Exchange Commission, as to which there can be no assurance, the Company intends to seek a listing of its common stock on the NASD Bulleting Board. The Company believes that it can enhance its opportunities to acquire or merge with an operating company if its securities are listed on the Bulletin Board. There can be no assurance that the Company's securities will be listed on the Bulletin Board.

         Liquidity and Capital Resources. As of March 31, 1999, the Company had assets consisting of $3,163 in cash. This compares to assets of $3,664 in cash for the fiscal year ended December 31, 1998.

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

Date: June 14, 1999

                                              MORLEX, INC.

                                              By: /s/ Lawrence Kaplan
                                                 -----------------------
                                                 Lawrence Kaplan, President