Form 10QSB
period 1999-06-30
MORLEX INC /CO
filed 1999-08-16
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

           [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                         Commission file number 0-14962

                                  MORLEX, INC.
        (Exact name of small business issuer as specified in its charter)


         Colorado                                        84-1028977
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                     identification number)

    P.O. Box 3755, Englewood, CO                            80155
(Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784

                                    No change
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X   .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 314,200,000 shares of Common Stock, par value $ .001 per share, outstanding as of August 1, 1999.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                       For the Quarter ended June 30, 1999

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION

                                                                                           Page of
                                                                                          Form 10-QSB
Item 1.  Financial Statements:
         Balance Sheets -- June  30, 1999 (unaudited)  and December 31, 1998                     3

         Statement of Stockholders' Equity (unaudited) as at June 30, 1999 and
                  December 31, 1998 and 1997                                                     4

         Statements of Operations (unaudited) for the six months ended
                  June 30, 1999 and 1998                                                         5

         Statement of Cash Flows (unaudited) for the six months ended
                  June 30, 1999 and 1998                                                         6

         Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation                               8

------------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                                  BALANCE SHEET

                                                                      June 30             December 31
                                                                        1999                 1998
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
     Cash                                                           $        352          $     3,664
                                                                    ============          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                               $      2,095          $       476
                                                                    ------------          -----------

         TOTAL LIABILITIES                                                 2,095                  476
                                                                    ------------          -----------


STOCKHOLDERS' EQUITY
         Common stock, $.0001 par value
           1,000,000,000 shares authorized;
           314,200,000 shares issued and outstanding                      31,420               31,420
         Additional paid-in capital                                      299,728              298,728
         Deficit                                                        (332,891)            (326,960)
                                                                    ------------          -----------

         TOTAL STOCKHOLDERS' EQUITY                                   (    1,743)               3,188
                                                                    ------------          -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                     $        352          $     3,664
                                                                    ============          ===========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                           Additional                        Total
                                                  Common Stock              Paid in                      Stockholders'
                                             Shares         Amount          Capital       Deficit           Equity

Balance, December 31, 1997                   125,680,000    $ 12,568       $ 291,728      $( 304,296)               0

Issuance of common stock                     188,520,000      18,852               0               0           18,852

Capital contributed                                    0           0           7,000               0            7,000

Net loss for the year
  ended December 31, 1998                              0           0               0       (  22,664)        ( 22,664)
                                             -----------    --------       ---------      ----------      -----------

Balance, December 31, 1998                   314,200,000      31,420         298,728        (326,960)           3,188

Capital contributed                                    0           0           1,000               0            1,000

Net loss for the six months
   ended June 30, 1999 (unaudited)                     0           0               0      (    5,931)        (  5,931)
                                             -----------    --------       ---------      ----------      -----------

Balance, June 30, 1999 (unaudited)           314,200,000    $ 31,420       $ 299,728      $ (332,891)     $  (  1,743)
                                             ===========    ========       =========       =========      ===========


                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          For The Three                            For The Six
                                                          Months Ended                            Months Ended
                                                             June 30,                               June 30,
                                                       1999              1998                 1999             1998

REVENUE                                                   NONE              NONE                 NONE              NONE

EXPENSES
         Professional                              $     2,845                 0           $    4,068                 0
         Consulting                                          0             6,426                    0            12,852
         General and administrative                          0               507                   95               819
         Filing and transfer fees                            0                 0                1,768                 0
                                                   -----------      ------------           ----------      ------------

         TOTAL                                           2,845             6,933                5,931            13,671
                                                   -----------      ------------           ----------      ------------

NET LOSS                                           $  (  2,845)     $   (  6,933)          $ (  5,931)     $   ( 13,671)
                                                   ===========      ============           ==========      ============

LOSS PER SHARE:
   Net loss per share                                   NIL               NIL                   NIL               NIL

Weighted average number
of common shares outstanding                       314,200,000       125,680,000          314,200,000       125,680,000
                                                   ===========      ============          ===========      ============

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For The Three                  For the Six
                                                                         Months Ended                   Months Ended
                                                                            June 30,                       June 30,
                                                                       1999           1998           1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                  $  ( 2,845)      $(  6,738)      $ ( 5,931)    $ ( 13,671)
         Increase in accrued expenses                                      34               0           1,619              0
                                                                   ----------       ---------       ---------     ----------

NET CASH USED BY OPERATING ACTIVITIES                                 ( 2,811)       (  6,738)        ( 4,312)      ( 13,671)
                                                                   ----------       ---------       ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributed                                                0               0           1,000              0
         Shareholder advances                                               0           6,738               0         13,671
                                                                   ----------       ---------       ---------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   0           6,738           1,000         13,671
                                                                   ----------       ---------       ---------     ----------

NET INCREASE (DECREASE) IN CASH                                       ( 2,811)              0         ( 3,312)             0

BEGINNING CASH BALANCE                                                  3,163               0           3,664              0
                                                                   ----------       ---------       ---------     ----------

ENDING CASH BALANCE                                                $      352       $       0       $     352     $        0
                                                                   ==========       =========       =========     ==========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 1999 AND 1998


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company incurred a net loss of $5,931 for the six months ended June 30, 1999. Combined with the fact that the Company has no virtually no working capital and an accumulated deficit of $332,891, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The Company has filed, on June 14, 1999, a registration statement under the Securities Exchange Act of 1934 (the "Exchange Act"), on Form 10-SB, pursuant to which the Company is seeking to register its common stock under the Exchange Act. Upon granting of effectiveness of the registration statement by the Securities and Exchange Commission, as to which there can be no assurance, the Company intends to seek a listing of its common stock on the NASD Bulletin Board. The Company believes that it can enhance its opportunities to acquire or merge with an operating company if its securities are listed on the Bulletin Board. There can be no assurance that the Company's securities will be listed on the Bulletin Board.

         Liquidity and Capital Resources. As of June 30, 1999, the Company had assets consisting of $352 in cash. This compares to assets of $3,664 in cash for the fiscal year ended December 31, 1998.

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

Date: August 12, 1999


                                        MORLEX, INC.



                                        By: /s/ Lawrence Kaplan
                                            Lawrence Kaplan, President