Form 10-Q
period 1999-09-30
MORLEX INC /CO
filed 1999-11-12
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 389,200,000 shares of Common Stock, par value $ .0001 per share, outstanding as of November 10, 1999.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                    For the Quarter ended September 30, 1999

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION

                                                                                        Page of
                                                                                        Form 10-QSB
Item 1.  Financial Statements:

         Balance Sheets -- September  30, 1999 (unaudited)  and December 31, 1998                3

         Statement of Stockholders' Equity (unaudited) as at September 30, 1999 and
                  December 31, 1998 and 1997                                                     4

         Statements of Operations (unaudited) for the three and nine months ended
                  September 30, 1999 and 1998                                                    5

         Statement of Cash Flows (unaudited) for the three and nine months ended
                  September 30, 1999 and 1998                                                    6

         Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation                               8

---------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                                   MORLEX, INC.
                                          (FORMERLY AMERICA ONLINE, INC.)
                                                   BALANCE SHEET

                                                                     September 30          December 31
                                                                         1999                  1998
                                                                      (Unaudited)
                                                      ASSETS

CURRENT ASSETS
     Cash                                                            $     3,248          $     3,664
                                                                       =========            =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                                $     1,150         $        476
                                                                       ---------           ----------
         TOTAL LIABILITIES                                                 1,150                  476
                                                                       ---------           ----------


STOCKHOLDERS' EQUITY
         Common stock, $.0001 par value
           1,000,000,000 shares authorized;
           314,200,000 shares issued and outstanding                      31,420               31,420
         Additional paid-in capital                                      308,228              298,728
         Deficit                                                        (337,550)            (326,960)
                                                                         --------             -------

         TOTAL STOCKHOLDERS' EQUITY                                        2,098                3,188
                                                                       ---------            ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                      $     3,248          $     3,664
                                                                       =========            =========


                                                   MORLEX, INC.
                                          (FORMERLY AMERICA ONLINE, INC.)
                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Additional                        Total
                                                     Common Stock                 Paid in                       Stockholders'
                                                  Shares       Amount            Capital        Deficit            Equity

Balance, December 31, 1997                       125,680,000     $ 12,568        $ 291,728      $( 304,296)  $          0

Issuance of common stock                         188,520,000       18,852                0               0         18,852

Capital contributed                                        0            0            7,000               0          7,000

Net loss for the year
  ended December 31, 1998                                  0            0                0       (  22,664)      ( 22,664)
                                                 -----------     --------     ------------       ---------        -------

Balance, December 31, 1998                       314,200,000       31,420          298,728        (326,960)         3,188

Capital contributed                                        0            0            9,500               0          9,500

Net loss for the nine months
   ended September 30, 1999 (unaudited)                    0            0                0       (  10,590)      ( 10,590)
                                                 -----------     --------     ------------       ---------        -------

Balance, September 30, 1999 (unaudited)          314,200,000     $ 31,420        $ 308,228       $(337,550)      $  2,098
                                                 ===========     ========     ============       =========       ========

                                                   MORLEX, INC.
                                          (FORMERLY AMERICA ONLINE, INC.)
                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                          For The Three                          For The Nine
                                                          Months Ended                          Months Ended
                                                          September 30,                          September 30,
                                                      1999              1998                  1999              1998

REVENUE                                               NONE              NONE                 NONE               NONE

EXPENSES
         Professional                             $        232      $          0           $    4,300     $           0
         Consulting                                          0             6,578                    0            19,430
         General and administrative                        375             2,758                  470             3,577
Filing and transfer fees                                 4,052                 0                5,820                 0
                                                  ------------      ------------           ----------     -------------

         TOTAL                                           4,659             9,336               10,590            23,007
                                                  ------------      ------------           ----------     -------------

NET LOSS                                          $   (  4,659)     $   (  9,336)          $ ( 10,590)    $    ( 23,007)
                                                  ------------      ------------           ----------     -------------
                                                  ------------      ------------           ----------     -------------

LOSS PER SHARE:
   Net loss per share                                  NIL               NIL                   NIL             NIL

Weighted average number
of common shares outstanding                       314,200,000       125,680,000          314,200,000       125,680,000
                                                  ============      ============         ============     =============


                                                   MORLEX, INC.
                                          (FORMERLY AMERICA ONLINE, INC.)
                                              STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                         For The Three                    For the Nine
                                                                         Months Ended                    Months Ended
                                                                          September 30,                  September 30,
                                                                       1999           1998           1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                    $( 4,659)      $(  9,336)      $(10,590)      $(23,007)
         Increase in accounts payable                                       0           3,493              0          3,493
         (Decrease) increase in accrued expenses                      (   945)        (12,852)           674            819
                                                                     --------       ---------       --------       --------

NET CASH USED BY OPERATING ACTIVITIES                                 ( 5,604)        (18,695)      (  9,916)       (18,695)
                                                                     --------       ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributed                                            8,500               0          9,500              0
         Net proceeds from issuance of stock                                0          18,852              0         18,852
         Shareholder advances                                               0               0              0              0
                                                                     --------       ---------       --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               8,500          18,852          9,500         18,852
                                                                     --------       ---------       --------       --------

NET INCREASE (DECREASE) IN CASH                                         2,896             157       (    416)           157

BEGINNING CASH BALANCE                                                    352               0          3,664              0
                                                                     --------       ---------       --------       --------

ENDING CASH BALANCE                                                  $  3,248       $     157        $ 3,248      $     157
                                                                     ========       =========        =======      =========


                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 1999 AND 1998


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company incurred a net loss of $10,590 for the nine months ended September 30, 1999. Combined with the fact that the Company has no virtually no working capital and an accumulated deficit of $337,550, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

         The Company completed two private placements of its Common Stock, par value $.0001 per share, in December 1997 and July 1998. In December 1997, Charles T. Gould, a director and the Company's President, purchased 35,970,000 shares of Common Stock in exchange for the cancellation of $49,191 of indebtedness of the Company to Mr. Gould. In August 1998, Steven J. Goodman and Lawrence E. Kaplan, both directors of the Company, each purchased 94,260,000 shares of Common Stock in exchange for $3,000 each in cash and $6,426 each in previous services rendered, or an aggregate of 188,520,000 shares of Common Stock with an aggregate purchase price of $6,000 in cash and $12,852 in previous services rendered. The Company currently has virtually no cash or other assets.

         On August 16, 1999, Steven J. Goodman, Lawrence Kaplan and Charles T. Gould each purchased 25,000,000 shares of common stock in exchange for $2,500 each in cash previously advanced to the Company.

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. The Company has filed, on June 14, 1999, a registration statement under the Securities Exchange Act of 1934 (the "Exchange Act"), on Form 10-SB, pursuant to which the Company is seeking to register its common stock under the Exchange Act. The registration statement became effective on August 14, 1999, and now the Company intends to seek a listing of its common stock on the NASD Bulletin Board. The Company believes that it can enhance its opportunities to acquire or merge with an operating company if its securities are listed on the Bulletin Board. There can be no assurance that the Company's securities will be listed on the Bulletin Board.

         Liquidity and Capital Resources. As of September 30, 1999, the Company had assets consisting of $3,248 in cash. This compares to assets of $3,664 in cash for the fiscal year ended December 31, 1998.

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

Date: November      , 1999


                                  MORLEX, INC.

                         By:  /s/ LAWRENCE KAPLAN
                             ----------------------------
                              Lawrence Kaplan, President