Form 10KSB40
period 1999-12-31
MORLEX INC /CO
filed 2000-03-30
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     For the fiscal year ended December 31, 1999

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ________ to ________

                         Commission file number 33-6505D

                                  MORLEX, INC.
                 (Name of Small Business Issuer in its charter)

Colorado                                             84-1028977
(State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                       identification number)

P.O. Box 3755, Englewood, CO                         80155
----------------------------                         -----
(Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Unknown

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 10, 2000, there were 389,200,000 shares of the issuer's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
Transitional Small Business Disclosure Format (check one): Yes   ; No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         Morlex, Inc. (the "Company", "Morlex" or the "Registrant") was incorporated in the State of Colorado on April 23, 1986. In January 1987, Morlex, in a stock-for-stock exchange (the "Stock Exchange"), acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. ("InfoSource"). The Company changed its name from Morlex to America Online, Inc. on July 17, 1987 (the "Name Change"). AOL #1 was never affiliated with the well-known Internet Service Provider of the same name.

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

         On June 14, 1999, the Company filed a Registration Statement under the Securities Exchange Act of 1934, as amended (the "Exchange Act") on Form 10-SB, pursuant to which the Company sought to register its Common Stock under the Exchange Act. The Registration Statement became effective on August 14, 1999, and now the Company intends to seek a listing of its common stock on the NASD OTC Bulletin Board. The Company believes that it can enhance its opportunities to acquire or merge with an operating company if its securities are listed on the Bulletin Board. There can be no assurance that the Company's securities will be listed on the Bulletin Board.

         On August 16, 1999, Steven J. Goodman, Lawrence Kaplan and Charles T. Gould each directors and major shareholders of the Company, each purchased 25,000,000 shares of Common Stock in exchange for $2,500 each in cash previously advanced to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. Market for Common Stock. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 1999.

         B. Holders. As of March 10, 2000, there were approximately 279 holders of 389,200,000 shares of the Company's common stock.

         C. Dividends. The Registrant has not paid any cash dividends during either the fiscal year ended December 31, 1998 or December 31, 1999 and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

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

         As of December 31, 1999, the Registrant had cash of $3,101 and no other assets. As of December 31, 1999, the Registrant had total liabilities of $1,480 and total stockholders equity of $1,621. As of December 31, 1998, the Registrant had cash of $3,664 and no other assets. As of December 31, 1998, the Registrant had total liabilities of $476 and total stockholders equity of $3,188. Prior to the consummation of a potential business acquisition as described in Item 1 of this Form 10-KSB, management does not expect that the Registrant will have any significant capital requirements or will purchase any significant equipment or that there will be significant changes in the number of Registrant's employees.

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

         The Company filed, on June 14, 1999, a Registration Statement under the Exchange Act, on Form 10-SB, pursuant to which the Company is seeking to register its Common Stock under the Exchange Act. The Registration Statement became effective on August 14, 1999, and now the Company intends to seek a listing of its common stock on the NASD Bulletin Board. The Company believes that it can enhance its opportunities to acquire or merge with an operating company if its securities are listed on the Bulletin Board. There can be no assurance that the Company's securities will be listed on the Bulletin Board.

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

ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements

Independent Accountants' Report
         Year ended December 31, 1999                                      F-1

Balance Sheets
         Years ended December 31, 1999 and 1998                            F-2

Statement of Changes in Shareholders' Equity
         Years ended December 31, 1999 and 1998                            F-3

Statements of Operations for the Years
         Ended December 31, 1999 and 1998                                  F-4

Statement of Cash Flows
         Years ended December 31, 1999 and 1998                            F-5

Notes to Financial Statements
         Year ended December 31, 1999                                      F-6

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

NAME                       AGE      DATE OF                POSITION
                                    ELECTION

Charles T. Gould           48        4/5/91            Chairman of the Board of
4562 S. Ouray Way                                      Directors
Aurora, CO 80015

Lawrence E. Kaplan         56        7/29/98           President, Treasurer and
150 Vanderbilt Motor                                   Director
Parkway, Suite 311
Hauppauge, New York 11788

Steven J. Goodman          60        7/29/98           Secretary and Director
5000 Carden Beach
St. Croix, USVI  00820

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

         Steven J. Goodman. Mr. Goodman has served as Secretary and a director of the Company since July, 1998. Mr. Goodman was a consultant for Tessa Financial Group, Inc. from August 1995 until July, 1998. From 1991 through March, 1995, Mr. Goodman was West Coast Managing Director of Creative Business Strategies, a financial corporate consulting firm. Mr. Goodman served as a director of Javelin Systems, Inc., a public company listed on NASDAQ from January, 1996 until December, 1999.

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

         E. Compliance With Section 16(a). The Company believes that all required Forms 3 and 4 were furnished to the Registrant during the fiscal year ended December 31, 1999.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         A. Security Ownership of Certain Beneficial Owners. The following persons are known to the Registrant to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of March 24, 2000:

Name and Address           Amount and Nature of
of Beneficial Owner        Beneficial Ownership (1)       Percent of Class
-------------------        ------------------------       ----------------

Charles T. Gould (2)              119,260,000                   30.6%
4562 S. Ouray Way
Aurora, CO 80015

Lawrence E. Kaplan                119,260,000                   30.6%
150 Vanderbilt Motor
Parkway
Suite 311
Hauppauge, New York
11788

Steven J. Goodman                 119,260,000                   30.6%
5000 Carden Beach
St. Croix, USVI  00820

ALL OFFICERS AND
DIRECTORS AS A
GROUP (3 Individuals)             357,780,000                   91.9%

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

(2) Includes 790,000 shares of Common Stock owned by stockholder's spouse.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

                  3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18.

                  3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18.

                  10.1 Stock Purchase Agreement by and between the Registrant and Charles T. Gould - incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB filed May 14, 1999.

                  10.2 Common Stock Purchase Agreement by and between the Registrant and Steven J. Goodman - incorporated by reference to Exhibit
         10.2 to Annual Report on Form 10-KSB filed May 14, 1999.

                  10.3 Common Stock Purchase Agreement by and between the Registrant and Lawrence E. Kaplan - incorporated by reference to
         Exhibit 10.3 to Annual Report on Form 10-KSB filed May 14, 1999.

                  27.1 Financial Data Schedule.

         B. Reports on Form 8-K. No Reports on Form 8-K were filed by the Registrant during the fourth quarter of, or at any time during, its fiscal year.

                                SCOTT & GUILFOYLE
                          CERTIFIED PUBLIC ACCOUNTANTS
                            5 DAKOTA DRIVE, SUITE 206
                             LAKE SUCCESS, NY 11042
                                 (516) 775-9600

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Morlex, Inc. (formerly America OnLine, Inc.)

We have audited the accompanying balance sheet of Morlex, Inc. (formerly America OnLine, Inc.) as of December 31, 1999 and the statement of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Morlex, Inc. as of December 31, 1998 were audited by other auditors whose report dated March 30, 1999, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the ccounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morlex, Inc. (formerly America OnLine, Inc.), at December 31, 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Lake Success, NY
February 23, 2000

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                                  BALANCE SHEET
                                   DECEMBER 31

                                                          1999          1998

                                     ASSETS

CURRENT ASSETS
     Cash                                               $   3,101     $   3,664
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accrued expenses                                    $   1,480     $     476
                                                        ---------     ---------

         TOTAL LIABILITIES                                  1,480           476
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
         Common stock, $.0001 par value
           1,000,000,000 shares authorized;
           389,200,000 and 314,200,000 shares
           issued and outstanding                          38,920        31,420
         Additional paid-in capital                       303,728       298,728
         Deficit                                         (341,027)     (326,960)
                                                        ---------     ---------

         TOTAL STOCKHOLDERS' EQUITY                         1,621         3,188
                                                        ---------     ---------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                         $   3,101     $   3,664
                                                        =========     =========


The accompanying notes are an integral part of these financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                Additional                        Total
                                                      Common Stock                Paid in                      Stockholders'
                                                   Shares       Amount            Capital         Deficit         Equity

Balance, December 31, 1997                       125,680,000     $12,568         $291,728       $(304,296)      $      0

Issuance of common stock                         188,520,000      18,852                0               0         18,852

Capital contributed                                        0           0            7,000               0          7,000

Net loss for the year
  ended December 31, 1998                                  0           0                0         (22,664)       (22,664)
                                                 -----------     -------         --------       ---------       --------
Balance, December 31, 1998                       314,200,000      31,420          298,728        (326,960)         3,188

Capital contributed                                        0           0            5,000               0          5,000

Issuance of common stock                          75,000,000       7,500                0               0          7,500

Net loss for the year ended
   December 31, 1999                                       0           0                0         (14,067)       (14,067)
                                                 -----------     -------         --------       ---------       --------

Balance, December 31, 1999                       389,200,000     $38,920         $303,228       $(341,027)      $  1,621
                                                 ===========     =======         ========       =========       ========


The accompanying notes are an integral part of these financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31

                                                     1999             1998

REVENUE                                              NONE             NONE

EXPENSES
       Professional                              $      7,594      $      9,113
       Consulting                                           0            12,852
       General and administrative                         470               699
       Filing and transfer fees                         6,003                 0
                                                 ------------      ------------

       TOTAL                                           14,067            22,664
                                                 ------------      ------------

NET LOSS                                         $    (14,067)     $    (22,664)
                                                 ============      ============
LOSS PER SHARE:
       Net loss per share                             NIL              NIL

Weighted average number of
common shares outstanding                         342,556,164       219,940,000
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31

                                                          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                        $(14,067)      $(22,664)
         Increase in accrued expenses                     1,004            476
                                                       --------       --------

NET CASH USED BY OPERATING ACTIVITIES                   (13,063)       (22,188)
                                                       --------       --------
CASH FLOWS FROM FINANCIAL ACTIVITIES
       Capital contributed                                5,000          7,000
       Net proceeds from issuance of stock                7,500         18,852
                                                       --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                12,500         25,852
                                                       --------       --------

NET INCREASE (DECREASE) IN CASH                            (563)         3,664

BEGINNING CASH BALANCE                                    3,664              0
                                                       --------       --------

ENDING CASH BALANCE                                    $  3,101       $  3,664
                                                       ========       ========

The accompanying notes are an integral part of these financial statements.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The Company was incorporated under the laws of the State of Colorado on April 23, 1986. The primary activity of the Company was to seek merger or acquisition candidates.

As shown in the financial statements, the Company incurred net losses for the last several years and has no working capital and has accumulated a deficit of $341,027. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for either the Company's short or long term needs.

The Company successfully completed a public stock offering in December 1986. Proceeds to the Company, net of direct registration and underwriting fees, amounted to $248,400. It has had minimal operations over the last several years.

The Company filed, on June 14, 1999, a Registration Statement under the Exchange Act, on Form 10-SB, pursuant to which the Company is seeking to register its Common Stock under the Exchange Act. The Registration Statement became effective on August 14, 1999, and now the Company intends to seek a listing of its common stock on the NASD Bulletin Board. The Company believes that it can enhance its opportunities to acquire or merge with an operating company if its securities are listed on the Bulletin Board. There can be no assurance that the Company's securities will be listed on the Bulletin Board.

On August 16, 1999, Steven J. Goodman, Lawrence Kaplan and Charles T. Gould, officers and directors of the Company each purchased 25,000,000 shares of common stock in exchange for $2,500 each in cash previously advanced to the Company.

NET LOSS PER SHARE

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                                                    MORLEX, INC.,

                                                    By: /s/ Lawrence E. Kaplan
                                                        ----------------------
                                                        President and Treasurer
Date: March 24, 2000.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                   TITLE         DATE

                   By: /s/Charles T. Gould         Director      March 24, 2000

                   By:  /s/ Lawrence E. Kaplan     President,    March 24, 2000
                                                   Treasurer,
                                                   Director

                   By:  /s/ Steven J. Goodman      Secretary,    March 24, 2000
                                                   Director

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

                                  Exhibit Index

3.1 Registrant's Certificate of Incorporation filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-18.

3.2 Registrant's By-Laws filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-18.

10.1 Stock Purchase Agreement by and between the Registrant and Charles T. Gould - incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB filed May 14, 1999.

10.2 Common Stock Purchase Agreement by and between the Registrant and Steven J. Goodman - incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-KSB filed May 14, 1999.

10.3 Common Stock Purchase Agreement by and between the Registrant and Lawrence E. Kaplan - incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-KSB filed May 14, 1999.

27.1     Financial Data Schedule.