Form 10QSB
period 2000-03-31
MORLEX INC /CO
filed 2000-05-12
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-14962

                                  MORLEX, INC.
                                  -----------
        (Exact name of small business issuer as specified in its charter)

                  Colorado                                84-1028977
                  --------                                ----------
                  (State or other jurisdiction of         (I.R.S. employer
                  incorporation or organization)          identification number)

         P.O. Box 3755, Englewood, CO                         80155
         (Address of principal executive offices              (Zip Code)

         Issuer's telephone number, including area code: (303) 699-8784
                                                         --------------
                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 389,200,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 10, 2000.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                      For the Quarter ended March 31, 2000

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION

                                                                                  Page of
                                                                                  Form 10-QSB
                                                                                  ------------
Item 1.  Financial Statements:

Balance Sheets - March 31, 2000 (unaudited) and
December 31, 1999                                                                       3

Statement of Stockholders' Equity (unaudited) as at March 31, 2000 and
December 31, 1999 and 1998                                                              4

Statements of Operations (unaudited) for the three months ended
March 31, 2000 and 1999                                                                 5

Statement of Cash Flows (unaudited) for the three months ended
March 31, 2000 and 1999                                                                 6

Notes to Financial Statements                                                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation                      8


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.

                         (FORMERLY AMERICA ONLINE, INC.)

                                  BALANCE SHEET

                                                                       March 31            December 31
                                                                         2000                 1999
                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                              $     391           $    3,101
                                                                       =========           ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                                  $   1,975           $    1,480
                                                                       ---------           ----------
         TOTAL LIABILITIES                                                 1,975                1,480
                                                                       ---------           ----------
STOCKHOLDERS' EQUITY
         Common stock, $.0001 par value
          1,000,000,000 shares authorized; 389,200,000
           shares issued and outstanding                                  38,920               38,920
         Additional paid-in capital                                      303,728              303,728
         Deficit                                                        (344,232)            (341,027)
                                                                       ---------           ----------
         TOTAL STOCKHOLDERS' EQUITY                                       (1,584)               1,621
                                                                       ---------           ----------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                        $     391           $    3,101
                                                                       =========           ==========

                                  MORLEX, INC.

                         (FORMERLY AMERICA ONLINE, INC.)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                               Additional                     Total
                                                     Common Stock               Paid in                    Stockholders'
                                                  Shares        Amount          Capital        Deficit        Equity
Balance, December 31, 1997                    125,680,000     $ 12,568        $ 291,728      $( 304,296)     $       0

Issuance of common stock                      188,520,000       18,852                0               0         18,852

Capital contributed                                     0            0            7,000               0          7,000

Net loss for the year

  ended December 31, 1998                               0            0                0       (  22,664)      ( 22,664)
                                              -----------     --------        ---------      ---------       ---------

Balance, December 31, 1998                    314,200,000       31,420          298,728        (326,960)         3,188

Capital contributed                                     0            0            5,000               0          5,000

Issuance of common stock                       75,000,000        7,500                0               0          7,500

Net loss for the year ended

   December 31, 1999                                    0            0                0       (  14,067)      ( 14,067)
                                              -----------     --------        ---------      ----------      ---------

Balance, December 31, 1999                    389,200,000       38,920          303,228        (341,027)         1,621

Net loss for the three months

   ended March 31, 2000 (unaudite                       0            0                0      (    3,205)      (  3,205)
                                              -----------     --------        ---------      ----------      ---------

Balance, March 31, 2000 (unaudited)           314,200,000     $ 38,920        $ 303,728       $(344,232)     $(  1,584)
                                              ===========     ========        =========      ==========      =========

                                  MORLEX, INC.

                         (FORMERLY AMERICA ONLINE, INC.)

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                           For The Three
                                                            Months Ended
                                                              March 31,
                                                       2000             1999

REVENUE                                                NONE             NONE

EXPENSES
         Professional                             $   2,411        $   1,223
         Consulting                                       0                0
         General and                                      0               95
         Filing and transfer fees                       794            1,768
                                                  ---------        ---------
         TOTAL                                        3,205            3,086
                                                  ---------        ---------

NET LOSS                                          $(  3,205)       $(  3,086)
                                                  =========        =========

LOSS PER SHARE:
   Net loss per share                             $     NIL        $     NIL
                                                  =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                    389,200,000       314,200,000
                                                ===========       ===========

                                  MORLEX, INC.

                         (FORMERLY AMERICA ONLINE, INC.)

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                           For The Three
                                                            Months Ended
                                                             March 31,
                                                       2000             1999

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                  $( 3,205)        $( 3,086)
         Increase in accrued expense                    495            1,585
                                                   --------         --------
NET CASH USED BY OPERATING ACTIVITIES               ( 2,710)        (  1,501)

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributed                              0            1,000
         Shareholder advances                             0                0
                                                   --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 0            1,000
                                                   --------         --------

NET INCREASE (DECREASE) IN CASH                    (  2,710)          (  501)

BEGINNING CASH BALANCE                                3,101            3,664
                                                   --------         --------
ENDING CASH BALANCE                                $    391         $  3,163
                                                   ========         ========

                                  MORLEX, INC.

                         (FORMERLY AMERICA ONLINE, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company incurred a net loss of $ 3,205 for the three months ended March 31, 2000. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $344,232, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

         On August 16, 1999, Steven J. Goodman, Lawrence Kaplan and Charles T. Gould, each directors and major shareholders of the Company, each purchased 25,000,000 shares of Common Stock in exchange for $2,500 each in cash previously advanced to the Company.

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

         The Company filed, on June 14, 1999, a Registration Statement under the Securities Exchange Act of 1934 (the "Exchange Act"), on Form 10-SB, pursuant to which the Company sought to register its Common Stock under the Exchange Act. The Registration Statement became effective on August 14, 1999, and now the Company intends to seek a listing of its common stock on the Nasdaq OTC Bulletin Board. The Company believes that it can enhance its opportunities to acquire or merge with an operating company if its securities are listed on the Bulletin Board. There can be no assurance that the Company's securities will be listed on the Bulletin Board.

         Liquidity and Capital Resources. As of March 31, 2000, the Company had assets consisting of $391 in cash. This compares to assets of $3,101 in cash for the fiscal year ended December 31, 1999.

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

Date: May 10, 2000

                                                 MORLEX, INC.

                                                 By:  /s/ Lawrence Kaplan
                                                      --------------------------
                                                      Lawrence Kaplan, President