Form 10QSB
period 2000-06-30
MORLEX INC /CO
filed 2000-08-14
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 389,200,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 7, 2000.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                       For the Quarter ended June 30, 2000

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION
                                                                        Page of
                                                                        Form 10-
                                                                        QSB
                                                                        --------
Item 1.  Financial Statements:


Balance Sheets - June 30, 2000 (unaudited) and
December 31, 1999                                                          3

Statement of Stockholders' Equity (unaudited) as at June 30, 2000 and
December 31, 1999 and 1998                                                 4

Statements of Operations (unaudited) for the three months ended
June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999     5

Statement of Cash Flows (unaudited) for the three months ended
June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999     6

Notes to Financial Statements                                              7

Item 2.  Management's Discussion and Analysis or Plan of Operation         8

--------------------------------------------------------------------------------

                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                                  BALANCE SHEET

                                                          June 30    December 31
                                                           2000         1999
                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                $   5,824    $   3,101
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                    $     974    $   1,480
     Shareholder advances                                    9,000            0
                                                         ---------    ---------

     TOTAL LIABILITIES                                       9,974        1,480
                                                         ---------    ---------


STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value
      1,000,000,000 shares authorized; 389,200,000
      shares issued and outstanding                         38,920       38,920
     Additional paid-in capital                            303,728      303,728
     Deficit                                              (346,797)    (341,027)
                                                         ---------    ---------

     TOTAL STOCKHOLDERS' EQUITY                             (4,149)       1,621
                                                         ---------    ---------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                              $   5,825    $   3,101
                                                         =========    =========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                        Additional                            Total
                                               Common Stock               Paid in                         Stockholders'
                                         Shares           Amount          Capital          Deficit            Equity
Balance, December 31, 1997            125,680,000      $    12,568      $   291,728      $  (304,296)      $         0

Issuance of common stock              188,520,000           18,852                0                0            18,852

Capital contributed                             0                0            7,000                0             7,000

Net loss for the year
  ended December 31, 1998                       0                0                0          (22,664)          (22,664)
                                      -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1998            314,200,000           31,420          298,728         (326,960)            3,188

Capital contributed                             0                0            5,000                0             5,000

Issuance of common stock               75,000,000            7,500                0                0             7,500

Net loss for the year ended
   December 31, 1999                            0                0                0          (14,067)          (14,067)
                                      -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1999            389,200,000           38,920          303,228         (341,027)            1,621

Net loss for the six months
   ended June 30, 2000 (unaudited)              0                0                0           (5,770)           (5,770)
                                      -----------      -----------      -----------      -----------       -----------

Balance, June 30, 2000 (unaudited)    389,200,000      $    38,920      $   303,728      $  (346,797)      $    (4,149)
                                      ===========      ===========      ===========      ===========       ===========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 For The Three                               For The Six
                                                  Months Ended                               Months Ended
                                                    June 30,                                   June 30,
                                             2000                 1999                 2000                 1999

REVENUE                                      NONE                 NONE                 NONE                 NONE
                                        -------------        -------------        -------------        -------------

EXPENSES
         Professional                   $       1,826        $       2,845        $       4,236        $       4,068
         Consulting                                 0                    0                    0                    0
         General and administrative                64                    0                   64                   95
         Filing and transfer fees                 675                    0                1,470                1,768
                                        -------------        -------------        -------------        -------------

         TOTAL                                  2,565                2,845                5,770                5,931
                                        -------------        -------------        -------------        -------------

NET LOSS                                $      (2,565)       $      (2,845)       $      (5,770)       $      (5,931)
                                        =============        =============        =============        =============

LOSS PER SHARE:
   Net loss per share                        NIL                   NIL                 NIL                  NIL
                                        =============        =============        =============        =============

Weighted average number
of common shares outstanding              389,200,000          314,200,000          389,200,000          314,200,000
                                        =============        =============        =============        =============

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                               For The Three          For the Six
                                                Months Ended          Months Ended
                                                  June 30,              June 30,
                                              2000       1999       2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                           $(2,565)   $(2,845)   $(5,770)   $(5,931)
         Increase in accrued expenses        (1,001)        34       (506)     1,619
                                            -------    -------    -------    -------

NET CASH USED BY OPERATING ACTIVITIES        (3,566)    (2,811)    (6,276)    (4,312)
                                            -------    -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributed                      0          0          0      1,000
         Shareholder advances                 9,000          0      9,000          0
                                            -------    -------    -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES     9,000          0      9,000      1,000
                                            -------    -------    -------    -------

NET INCREASE (DECREASE) IN CASH               5,434     (2,811)     2,724     (3,312)

BEGINNING CASH BALANCE                          391      3,163      3,101      3,664
                                            -------    -------    -------    -------

ENDING CASH BALANCE                         $ 5,825    $   352    $ 5,825    $   352
                                            =======    =======    =======    =======

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company incurred a net loss of $ 2,565 for the three months ended June 30, 2000 and a net loss of $5,770 for the six months ended June 30, 2000. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $346,797, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

     Liquidity and Capital Resources. As of June 30, 2000, the Company had assets consisting of $5,824 in cash. This compares to assets of $3,101 in cash for the fiscal year ended December 31, 1999.

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

Date: August 8, 2000

                                                MORLEX, INC.

                                                By: /s/ Lawrence Kaplan
                                                    --------------------------
                                                    Lawrence Kaplan, President