Form 10QSB
period 2000-09-30
MORLEX INC /CO
filed 2000-11-14
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 389,200,000 shares of Common Stock, par value $ .0001 per share, outstanding as of November 6, 2000.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  MORLEX, INC.

                    For the Quarter ended September 30, 2000

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION
                                                                       Page of
                                                                     Form 10-QSB
                                                                     -----------
Item 1.  Financial Statements:


Balance Sheets - September 30, 2000 (unaudited) and
December 31, 1999                                                          3

Statement of Stockholders' Equity (unaudited) as at
September 30, 2000 and December 31, 1999 and 1998                          4

Statements of Operations (unaudited) for the three months
ended September 30, 2000 and 1999 and the nine months ended
September 30, 2000 and 1999                                                5

Statement of Cash Flows (unaudited) for the three months
ended September 30, 2000 and 1999 and the nine months ended
September 30, 2000 and 1999                                                6

Notes to Financial Statements                                              7

Item 2. Management's Discussion and Analysis or Plan of Operation          8


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                                  BALANCE SHEET

                                                               September 30       December 31
                                                                   2000              1999
                                                               (Unaudited)

                                     ASSETS
CURRENT ASSETS
         Cash                                                   $     246          $   3,101
                                                                ---------          ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accrued expenses                                       $     970          $   1,480
         Shareholder advances                                       9,000                  0
                                                                ---------          ---------

         TOTAL LIABILITIES                                          9,970              1,480
                                                                ---------          ---------

STOCKHOLDERS' EQUITY
         Common stock, $.0001 par value
          1,000,000,000 shares authorized; 389,200,000
           shares issued and outstanding                           38,920             38,920
         Additional paid-in capital                               303,728            303,728
         Deficit                                                 (352,372)          (341,027)
                                                                ---------          ---------

         TOTAL STOCKHOLDERS' EQUITY                                (9,724)             1,621
                                                                ---------          ---------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                 $     246          $   3,101
                                                                =========          =========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Additional                         Total
                                                               Common Stock              Paid in                       Stockholders'
                                                          Shares          Amount          Capital        Deficit           Equity

Balance, December 31, 1997                             125,680,000     $    12,568     $   291,728     $  (304,296)     $         0

Issuance of common stock                               188,520,000          18,852               0               0           18,852

Capital contributed                                              0               0           7,000               0            7,000

Net loss for the year
  ended December 31, 1998                                        0               0               0         (22,664)         (22,664)
                                                       -----------     -----------     -----------     -----------      -----------

Balance, December 31, 1998                             314,200,000          31,420         298,728        (326,960)           3,188

Capital contributed                                              0               0           5,000               0            5,000

Issuance of common stock                                75,000,000           7,500               0               0            7,500

Net loss for the year ended
   December 31, 1999                                             0               0               0         (14,067)         (14,067)
                                                       -----------     -----------     -----------     -----------      -----------

Balance, December 31, 1999                             389,200,000          38,920         303,228        (341,027)           1,621

Net loss for the nine months
   ended September 30, 2000 (unaudited)                          0               0               0         (11,345)         (11,345)
                                                       -----------     -----------     -----------     -----------      -----------

Balance, September 30, 2000 (unaudited)                389,200,000     $    38,920     $   303,728     $  (352,372)     $    (9,724)
                                                       ===========     ===========     ===========     ===========      ===========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                   For The Three                            For The Nine
                                                                   Months Ended                             Months Ended
                                                                   September 30,                            September 30,
                                                            2000                 1999                 2000                 1999
REVENUE                                                         NONE                 NONE                 NONE                 NONE
                                                       -------------        -------------        -------------        -------------
EXPENSES
         Professional                                  $       4,950        $         232        $       9,186        $       4,300
         Consulting                                                0                    0                    0                    0
         General and administrative                                0                  375                   64                  470
         Filing and transfer fees                                625                4,052                2,095                5,820
                                                       -------------        -------------        -------------        -------------

         TOTAL                                                 5,575                4,659               11,345               10,590
                                                       -------------        -------------        -------------        -------------

NET LOSS                                               $      (5,575)       $      (4,659)       $     (11,345)       $     (10,590)
                                                       =============        =============        =============        =============

LOSS PER SHARE:
   Net loss per share                                            NIL                  NIL                  NIL                  NIL
                                                       -------------        -------------        -------------        -------------

Weighted average number
of common shares outstanding                             389,200,000          314,200,000          389,200,000          314,200,000
                                                       =============        =============        =============        =============

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For The Three                    For the Nine
                                                                   Months Ended                     Months Ended
                                                                   September 30,                    September 30,
                                                              2000             1999             2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                           $ (5,575)        $ (4,659)        $(11,345)        $(10,590)
         Increase (decrease) in accrued expenses                  (4)            (945)            (510)             674
                                                            --------         --------         --------         --------

NET CASH USED BY OPERATING ACTIVITIES                         (5,579)          (5,604)         (11,855)          (9,916)
                                                            --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributed                                       0            8,500                0            9,500
         Shareholder advances                                      0                0            9,000                0
                                                            --------         --------         --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          0            8,500            9,000            9,500
                                                            --------         --------         --------         --------

NET INCREASE (DECREASE) IN CASH                               (5,579)          (2,896)          (2,855)           (4,16)

BEGINNING CASH BALANCE                                         5,825              352            3,101            3,664
                                                            --------         --------         --------         --------

ENDING CASH BALANCE                                         $    246         $  3,248         $    246         $  3,248
                                                            ========         ========         ========         ========

                                  MORLEX, INC.
                         (FORMERLY AMERICA ONLINE, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company incurred a net loss of $5,575 for the three months ended September 30, 2000 and a net loss of $11,345 for the nine months ended September 30, 2000. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $352,372, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

     Liquidity and Capital Resources. As of September 30, 2000, the Company had assets consisting of $246 in cash. This compares to assets of $3,101 in cash for the fiscal year ended December 31, 1999.

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

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. On November 7, 2000, the Company filed a Preliminary Proxy Statement with the Securities and Exchange Commission in connection with the Board of Directors recommendation of the approval of a reverse stock split whereby each issued and outstanding share of Common Stock will be converted into
 .001927029 of a share of Common Stock (the "Reverse Stock Split") at a Special Meeting of the Shareholders to be held at 36 West 44th Street, Suite 1201, New York, New York 10036 on December 5, 2000 at 10:00 a.m.

     The Board of Directors has fixed the close of business on November 17, 2000, as the record date for determining the shareholders entitled to vote at the meeting, or any adjournment thereof, and only the holders of Common Stock of the Company of record at such date will be entitled to notice of and to vote at the meeting. Such shareholders may vote in person or by proxy.

     The Board of Directors of the Company believes that reducing the number of outstanding shares of Common Stock through the Reverse Stock Split will make the Company more attractive as a potential acquiror or merger candidate with an operating company and the Reverse Stock Split will enhance its opportunities to acquire or merge with an operating company. There can be no assurance that the Company will be able to effect an acquisition of, or merger with, an operating company.

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

Date: November 8, 2000

                                              MORLEX, INC.

                                              By: /s/ Lawrence Kaplan
                                                  Lawrence Kaplan, President