Form 10KSB
period 2000-12-31
MORLEX INC /CO
filed 2001-03-29
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31,2000
                                             ----------------

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from ____________ to


                        Commission file number 33-6505D
                                               --------

                                  MORLEX, INC.
                 (Name of Small Business Issuer in its charter)

Colorado                                                 84-1028977
-----------------------                                  ----------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                          identification number)

999 Walt Whitman Road, 3rd Floor, Melville, NY           11747
----------------------------------------------           --------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (631) 421-3600
                                                 --------------

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State issuer's revenues for its most recent fiscal year.   None
                                                           ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Unknown
                                        -------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 15, 2001, there were 750,160 shares of the issuer's common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
Transitional Small Business Disclosure Format (check one):  Yes ;  No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     Morlex, Inc. (the "Company", "Morlex" or the "Registrant") was incorporated in the State of Colorado on April 23, 1986. In January 1987, Morlex, in a stock-for-stock exchange (the "Stock Exchange"), acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. ("InfoSource"). The Company changed its name from Morlex to America Online, Inc. on July 17, 1987 (the "Name Change"). AOL #1 was never affiliated with the well-known company of the same name.

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

     On December 28, 1992, the Company terminated the business of AOL#1 and a Certificate of Dissolution of AOL#1 was filed with the Secretary of State of the State of Colorado. Since that time, the Company has had no active business and is currently considered a development stage company.

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

     On June 14, 1999, the Company filed a Registration Statement under the Securities Exchange Act of 1934, as amended (the "Exchange Act") on Form 10-SB, pursuant to which the Company sought to register its Common Stock under the Exchange Act. The Registration Statement became effective on August 14, 1999.

     On November 1, 2000 the Board of Directors, by unanimous consent in lieu of a meeting, resolved to approve a reverse stock split whereby each issued and outstanding share of Common Stock, was converted into 0.001927029 of a share of Common Stock, and directed that the matter be submitted to the shareholders of the Company at a Special Meeting of the Shareholders to be held December 5, 2000, for their approval.

     On December 5, 2000, the shareholders of the Company, by majority vote, approved a reverse stock split whereby each issued and outstanding share of Common Stock, was converted into 0.001927029 of a share of Common Stock at a meeting called for that purpose.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 1, 2000 the Board of Directors, by unanimous consent in lieu of a meeting, resolved to approve a reverse stock split whereby each issued and outstanding share of Common

Stock, was converted into 0.001927029 of a share of Common Stock, and directed that the matter be submitted to the shareholders of the Company at a Special Meeting of the Shareholders to be held December 5, 2000, for their approval.

     On December 5, 2000, the shareholders of the Company, by majority vote, approved a reverse stock split whereby each issued and outstanding share of Common Stock, was converted into 0.001927029 of a share of Common Stock at a meeting called for that purpose.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  A. Market for Common Stock. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 2000.

  B. Holders. As of March 15, 2001, there were approximately 279 holders of 750,160 shares of the Company's common stock.

  C. Dividends. The Registrant has not paid any cash dividends during either the fiscal year ended December 31, 1999 or December 31, 2000 and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

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

     As of December 31, 2000, the Registrant had cash of $683 and no other assets. As of December 31, 2000, the Registrant had total liabilities of $1,500 and total stockholders deficiency of $817. As of December 31, 1999, the Registrant had cash of $3,101 and no other assets. As of December 31, 1999, the Registrant had total liabilities of $1,480 and total stockholders equity of $1,621. Prior to the consummation of a potential business acquisition as described in Item 1 of this Form 10-KSB, management does not expect that the Registrant will have any significant capital requirements or will purchase any significant equipment or that there will be significant changes in the number of Registrant's employees.

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

     The Company filed, on June 14, 1999, a Registration Statement under the Exchange Act, on Form 10-SB, pursuant to which the Company is seeking to register its Common Stock under the Exchange Act. The Registration Statement became effective on August 14, 1999.

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

ITEM 7.  FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page(s)

Independent Auditors' Report- Successor Auditor                        F - 2.

Independent Auditors' Report - Predecessor Auditor                     F - 3.

Financial Statements:

   Balance Sheets as of December 31, 2000 and 1999                     F - 4.

   Statements of Operations for the Years Ended
     December 31, 2000 (the Cumulative Period During
     the Development Stage) and 1999                                   F - 5.

   Statement of Changes in Shareholders' Equity (Deficit)
     for the Years Ended December 31, 2000 (the Cumulative
     Period During the Development Stage) and 1999                     F - 6.

   Statements of Cash Flows for the Years Ended December 31,
     2000 (the Cumulative Period During the Development
     Stage) and 1999                                                   F - 7.

Notes to Financial Statements                                          F - 8.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 9, 2001, the Registrant filed a report with the Commission on Form 8-K in connection with the resignation of Scott & Guilfoyle as its independent accountants and the engagement of Lazar Levine & Felix LLP as its new independent accountants for the fiscal year ended December 31, 2000.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

NAME                       AGE       DATE OF           POSITION
                                     ELECTION

Charles T. Gould           49        4/5/91            Chairman of the Board of
4562 S. Ouray Way                                      Directors
Aurora, CO 80015

Lawrence E. Kaplan         57        7/29/98           President, Treasurer and
999 Walt Whitman Road                                  Director
Melville, NY 11747

Steven J. Goodman          61        7/29/98           Secretary and Director
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

     Steven J. Goodman. Mr. Goodman has served as Secretary and a director of the Company since July, 1998. Mr. Goodman was a consultant for Tessa Financial Group, Inc. from August 1995 until July, 1998. From 1991 through March, 1995, Mr. Goodman was West Coast Managing Director of Creative Business Strategies, a financial corporate consulting firm. Mr. Goodman served as a director of Javelin Systems, Inc., a public company listed on NASDAQ from January, 1996 until December, 2000.

     B. Significant Employees. None.

     C. Family Relationships. Charles T. Gould is the husband of Lanne Lancaster and the brother of Kaylene Veron. Ms. Lancaster served as the Vice President and Secretary of the Company from March, 1989 until July, 1998. Presently, she is the record owner of 1,524 shares of Common Stock of the Company. Ms. Veron served as a director of the Company from March, 1989 until July, 1998. Presently, Ms. Veron owns no shares of the Company.

     D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

     E. Compliance With Section 16(a). The Company believes that all required Forms 3 and 4 were furnished to the Registrant during the fiscal year ended December 31, 2000.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners. The following persons are known to the Registrant to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of March 15, 2001:


Name and Address              Amount and Nature of
of Beneficial Owner           Beneficial Ownership (1)        Percent of Class
-------------------           ------------------------        ----------------

Charles T. Gould (2)                229,818                   30.6%
4562 S. Ouray Way
Aurora, CO 80015

Lawrence E. Kaplan                  229,815                   30.6%
999 Walt Whitman Road
Melville, NY 11747

Steven J. Goodman                   229,815                   30.6%
5000 Carden Beach
St. Croix, USVI  00820

ALL OFFICERS AND
DIRECTORS AS A
GROUP (3 Individuals)               689,448                   91.9%

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

(2)  Includes 1,524 shares of Common Stock owned by stockholder's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits:

          3.1 Certificate of Incorporation - incorporated by reference to
     Exhibit 3.1 to Registration Statement on Form S-18.

          3.2 Amended and Restated Bylaws.

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


     B. Reports on Form 8-K. On November 22, 2000 Scott & Guilfoyle ("S&G") submitted their resignation as the Registrant's independent accountant, to be effective November 22, 2000. On December 18, 2000 the Registrant engaged Lazar Levine & Felix LLP ("LL&F") as its independent auditors for its fiscal year ending December 31, 2000. On February 9, 2001, the Registrant filed a report on Form 8-K in connection with this change in its independent accountant. No other reports on Form 8-K were filed by the Registrant during the fourth quarter of, or at any time during, its fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MORLEX, INC.,

                                             By:      /s/ Lawrence E. Kaplan
                                                      Lawrence  E. Kaplan,
                                                      President and Treasurer

Date: March 26, 2001.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                           TITLE            DATE

        By:   /s/ Charles T. Gould         Director         March 26, 2001
                Charles T. Gould

        By:   /s/ Lawrence E. Kaplan       President,       March 26, 2001
                Lawrence E. Kaplan         Treasurer,
                                           Director

        By: /s/ Steven J. Goodman          Secretary,       March 26, 2001
                Steven J. Goodman          Director


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

3.2  Registrant's Amended and Restated By-Laws.

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