Form 10QSB
period 2001-03-31
MORLEX INC /CO
filed 2001-05-14
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 33-6505D

                                  MORLEX, INC.
        (Exact name of small business issuer as specified in its charter)


                  Colorado                               84-1028977
       (State or other jurisdiction of                 (I.R.S. employer
        incorporation or organization)               identification number)

         999 Walt Whitman Road, 3rd Floor, Melville, NY       11747
         (Address of principal executive offices              (Zip Code)

         Issuer's telephone number, including area code: (631) 421-3600

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 750,160 shares of Common Stock, par value $ .001 per share, outstanding as of May 10, 2001.

                                  MORLEX, INC.


                                    - INDEX -


PART I- FINANCIAL INFORMATION:
                                                                         Page(s)
Item 1. Financial Statements:

        Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000   3.

        Statements of Operations (unaudited) for the three months ended
        March 31, 2001 and 2000                                             4.

        Statements of Cash Flows (unaudited) for the three months ended
        March 31, 2001 and 2000                                             5.

        Notes to Interim Condensed Financial Statements                     6.

Item 2. Management's Discussion and Analysis or Plan of Operation           7.


PART II - OTHER INFORMATION                                                 8.


SIGNATURES                                                                  9.

                                  MORLEX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                           March 31,   December 31,
                                                                             2001         2000
                                                                           ---------    ---------
                                                                          (unaudited)
                                             - ASSETS -

CURRENT ASSETS:
     Cash                                                                  $     438    $     683
                                                                           ---------    ---------

TOTAL ASSETS                                                               $     438    $     683
                                                                           =========    =========


                            - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -


CURRENT LIABILITIES:
     Accrued expenses                                                      $   5,500    $   1,500
                                                                           ---------    ---------

TOTAL CURRENT LIABILITIES                                                      5,500        1,500
                                                                           ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
     Common stock, $.001 par value; 1,000,000 shares authorized, 971,765
       shares issued and outstanding in 2001 and 2000                            972          972
     Additional paid-in capital                                              358,398      358,398
     Accumulated deficit                                                    (341,027)    (341,027)
     Deficit accumulated during the development stage                        (23,183)     (18,938)
     Treasury stock, at par - 221,605 shares                                    (222)        (222)
                                                                           ---------    ---------
                                                                              (5,062)        (817)
                                                                           ---------    ---------

                                                                           $     438    $     683
                                                                           =========    =========


                             See accompanying notes.

                                                                         Page 3.

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Cumulative During the
                                                      Development Stage      For the Three Months Ended
                                                      (January 1, 2000                March 31,
                                                             to               -------------------------
                                                       March 31, 2001)          2001             2000
                                                       --------------         ---------       ---------
REVENUES                                                  $    --             $    --         $    --
                                                          ---------           ---------       ---------
COSTS AND EXPENSES:
     Professional fees                                       19,738               4,000           2,411
     Filing fees                                              2,956                 184             794
     Other expenses                                             489                  61            --
                                                          ---------           ---------       ---------

                                                             23,183               4,245           3,205
                                                          ---------           ---------       ---------

NET LOSS                                                  $ (23,183)          $  (4,245)      $  (3,205)
                                                          =========           =========       =========

LOSS PER SHARE - BASIC AND DILUTED                        $    (.02)          $    --         $    --
                                                          =========           =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        971,765             971,765         971,765
                                                          =========           =========       =========


                             See accompanying notes.


                                                                         Page 4.

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Cumulative During the
                                                      Development Stage      For the Three Months Ended
                                                      (January 1, 2000                March 31,
                                                             to               -------------------------
                                                       March 31, 2001)          2001             2000
                                                       --------------         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                             $(23,183)            $(4,245)        $(3,205)


Changes In Assets And Liabilities:

     Increase in accrued expenses                            4,020               4,000             495
                                                          --------             -------         -------

        Net cash used by operating activities              (19,163)               (245)         (2,710)
                                                          --------             -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributed                                    16,500                --              --
                                                          --------             -------         -------

        Net cash provided by financing activities           16,500                --              --
                                                          --------             -------         -------


NET DECREASE IN CASH                                        (2,663)               (245)         (2,710)

     Cash at beginning of period                             3,101                 683           3,101
                                                          --------             -------         -------

CASH BALANCE AT END OF PERIOD                             $    438             $   438         $   391
                                                          ========             =======         =======


                             See accompanying notes.

                                                                         Page 5.

                                  MORLEX, Inc.
                          (a Development Stage Company)
                 NOTE TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

          Morlex, Inc., the Company, was incorporated under the laws of the State of Colorado on April 23, 1986. The primary activity of the Company was to seek merger or acquisition candidates. In January 1987, the Company, in a stock-for-stock exchange acquired America OnLine, Inc., a then wholly-owned subsidiary of Info Source Information Service, Inc. The Company simultaneously changed its name to America OnLine, Inc. ("AOL #1"). AOL #1 was never affiliated with the well-known company of the same name. On December 28, 1992, the Company terminated the business of AOL #1 and has had no active business operations since. On May 15, 1998, the name of the Company was changed back to Morlex, Inc. The Company is currently seeking potential business opportunities.

          As shown in the financial statements, the Company incurred net losses, has negative working capital and has accumulated a deficit of $364,210 as of March 31, 2001. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. Management has not yet developed a formal plan to raise funds for either the Company's short or long term needs.

          In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB which was filed with the Securities and Exchange Commission and which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

          These financial statements have been prepared in accordance with the rules for Form 10-QSB and therefore may not contain all disclosures required by generally accepted accounting principles.

          In the opinion of management, the accompanying unaudited interim condensed financial statements of Morlex, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000 and for the cumulative period during the development stage (January 1, 2000 to March 31, 2001).

          The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.



                                                                         Page 6.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The Company incurred a net loss of $ 4,245 for the three months ended March 31, 2001. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $364,210 as of March 31, 2001, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

          Liquidity and Capital Resources. As of March 31, 2001, the Company had assets consisting of $438 in cash. This compares to assets of $683 in cash for the fiscal year ended December 31, 2000.

          Results of Operations. The Company has not conducted any active operations in the past two fiscal years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company during such two-year period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.



                                                                         Page 7.

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits. None

        (b)  Reports on Form 8-K. None.



                                                                         Page 8.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2001

                                                 MORLEX, INC.

                                                 By: /s/ Lawrence Kaplan
                                                    Lawrence Kaplan, President



                                                                         Page 9.