Form 10QSB
period 2001-06-30
MORLEX INC /CO
filed 2001-07-27
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 750,160 shares of Common Stock, par value $ .001 per share, outstanding as of July 23, 2001.

                                  MORLEX, INC.


                                    - INDEX -


PART I- FINANCIAL INFORMATION:
                                                                                                 Page(s)
Item 1.  Financial Statements:

         Balance Sheets -June 30, 2001 (unaudited) and December 31, 2000                            3.

         Statements of Operations  (unaudited) for the cumulative  period during the development stage (January 1, 2000 to June 30, 2001) and the
         three and six months ended June 30, 2001 and 2000                                          4.

         Statements of Cash Flows  (unaudited) for the cumulative  period during the development stage (January 1, 2000 to June 30, 2001) and the
         six months ended June 30, 2001 and 2000                                                    5.

         Note to Interim Condensed Financial Statements                                             6.

Item 2.  Management's Discussion and Analysis or Plan of Operation                                  7.


PART II - OTHER INFORMATION                                                                         8.


SIGNATURES                                                                                          9.

                                  MORLEX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                     June 30, 2001    December 31, 2000
                                                                                     -------------    -----------------
                                                                                      (unaudited)
                                   - ASSETS -

     CURRENT ASSETS:
          Cash                                                                          $     108        $     683
                                                                                        ---------        ---------

     TOTAL ASSETS                                                                       $     108        $     683
                                                                                        =========        =========


                        - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -


     CURRENT LIABILITIES:
          Accrued expenses                                                              $   2,750        $   1,500
                                                                                        ---------        ---------

     TOTAL CURRENT LIABILITIES                                                              2,750            1,500
                                                                                        ---------        ---------

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' (DEFICIT):
          Common stock, $.001 par value; 1,000,000,000 shares authorized, 971,765
            shares issued and outstanding in 2001 and 2000                                    972              972
          Additional paid-in capital                                                      363,798          358,398
          Accumulated deficit                                                            (341,027)        (341,027)
          Deficit accumulated during the development stage                                (26,163)         (18,938)
          Treasury stock, at par - 221,605 shares                                            (222)            (222)
                                                                                        ---------        ---------
                                                                                           (2,642)            (817)
                                                                                        ---------        ---------

                                                                                        $     108        $     683
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


                                                                         Page 3.

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Cumulative During the
                                                      Development Stage      For the Three Months            For The Six Months
                                                       (January 1, 2000         Ended June 30,                  Ended June 30,
                                                             to           -------------------------       -------------------------
                                                        June 30, 2001)      2001             2000             2001            2000
                                                          ---------       ---------       ---------       ---------       ---------
REVENUES                                                  $    --         $    --         $    --         $    --         $    --
                                                          ---------       ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
     Professional fees                                       21,256           1,518           1,825           5,518           4,236
     Filing fees                                              4,355           1,399             676           1,583           1,470
     Other expenses                                             552              63              64             124              64
                                                          ---------       ---------       ---------       ---------       ---------

                                                             26,163           2,980           2,565           7,225           5,770
                                                          ---------       ---------       ---------       ---------       ---------

NET LOSS                                                  $ (26,163)      $  (2,980)      $  (2,565)      $  (7,225)      $  (5,770)
                                                          =========       =========       =========       =========       =========


LOSS PER SHARE - BASIC AND DILUTED                        $    (.03)      $    --         $    --         $    (.01)      $    (.01)
                                                          =========       =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                              971,765         971,765         971,765         971,765         971,765
                                                          =========       =========       =========       =========       =========


                             See accompanying notes.



                                                                         Page 4.

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                               Cumulative During the
                                                Development Stage        For the Six Months Ended
                                                (January 1, 2000               June 30,
                                                      to               --------------------------
                                                 June 30, 2001)         2001              2000
                                               --------------------    -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                       $(26,163)          $(7,225)          $(5,770)


Changes in assets and liabilities:

     Increase in accrued expenses                      1,270             1,250              (506)
                                                    --------           -------           -------

        Net cash used by operating activities        (24,893)           (5,975)           (6,276)
                                                    --------           -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributed                              21,900             5,400             9,000
                                                    --------           -------           -------

        Net cash provided by financing activities     21,900             5,400             9,000
                                                    --------           -------           -------


NET (DECREASE) INCREASE IN CASH                       (2,993)             (575)            2,724

     Cash at beginning of period                       3,101               683             3,101
                                                    --------           -------           -------

CASH BALANCE AT END OF PERIOD                       $    108           $   108           $ 5,825
                                                    ========           =======           =======

                             See accompanying notes.


                                                                         Page 5.

                                  MORLEX, Inc.
                          (a Development Stage Company)
                      NOTE TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2001
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

               As shown in the financial statements, the Company has incurred net losses, has negative working capital and has accumulated a deficit of $367,190 as of June 30, 2001. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. Management has not yet developed a formal plan to raise funds for either the Company's short or long term needs.

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

               These financial statements have been prepared in accordance with the rules for Form 10-QSB and therefore may not contain all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited interim financial statements of Morlex, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and for the cumulative period during the development stage (January 1, 2000 to June 30, 2001) and its cash flows for the six month periods ended June 30, 2001 and 2000 and for the cumulative period during the development stage (January 1, 2000 to June 30, 2001).

               The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


                                                                         Page 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The Company has incurred a net loss of $2,980 and $7,225 for the three and six months ended June 30, 2001. Combined with the fact that the Company has no working capital and an accumulated deficit of $367,190 as of June 30, 2001, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

          Results/Plan of Operation. The Company has not conducted any active operations in the past two fiscal years, except for its efforts to locate suitable acquisition candidates. Accordingly, we have not realized any revenues from operations in the past two fiscal years and through June 30, 2001. The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

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

          Liquidity and Capital Resources. As of June 30, 2001, the Company had assets consisting of $108 in cash. This compares to assets of $683 in cash for the fiscal year ended December 31, 2000. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.



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

Date: July 26, 2001

                                                 MORLEX, INC.

                                              By: /s/ Lawrence Kaplan
                                                  ------------------------------
                                                  Lawrence Kaplan, President and
                                                  Principal Accounting Officer







                                                                         Page 9.