Form 10QSB
period 2001-09-30
MORLEX INC /CO
filed 2001-11-14
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

            [_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 750,160 shares of Common Stock, par value $ .001 per share, outstanding as of November 7, 2001.

                                  MORLEX, INC.

                                    - INDEX -


                                                                         Page(s)
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

  Balance Sheets-September 30, 2001 (unaudited) and December 31, 2000         3.

  Statements of Operations (unaudited) for the cumulative period during the development stage (January 1, 2000 to September 30, 2001) and the
  three and nine months ended September 30, 2001 and 2000                     4.

  Statements of Cash Flows (unaudited) for the cumulative period during the development stage (January 1, 2000 to September 30, 2001) and the
  nine months ended September 30, 2001 and 2000                               5.

  Note to Interim Condensed Financial Statements                              6.

Item 2. Management's Discussion and Analysis or Plan of Operation             7.


PART II - OTHER INFORMATION                                                   8.


SIGNATURES                                                                    9.

                                  MORLEX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                  September 30, December 31,
                                                                       2001         2000
                                                                    ---------    ---------
                                                                   (unaudited)
                                   - ASSETS -
CURRENT ASSETS:
  Cash                                                              $      48    $     683
                                                                    ---------    ---------
TOTAL ASSETS                                                        $      48    $     683
                                                                    =========    =========

                  - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses                                                  $   4,000    $   1,500
                                                                    ---------    ---------
TOTAL CURRENT LIABILITIES                                               4,000        1,500
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
  Common stock, $.001 par value; 1,000,000,000 shares authorized,
    971,765 shares issued and outstanding in 2001 and 2000                972          972
  Additional paid-in capital                                          363,798      358,398
  Accumulated deficit                                                (341,027)    (341,027)
  Deficit accumulated during the development stage                    (27,473)     (18,938)
  Treasury stock, at par - 221,605 shares                                (222)        (222)
                                                                    ---------    ---------
                                                                       (3,952)        (817)
                                                                    ---------    ---------
                                                                    $      48    $     683
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


                                                                         Page 3.

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                      Cumulative During
                                       the Development
                                           Stage
                                      (January 1, 2000     For the Three Months       For The Nine Months
                                             to             Ended September 30,       Ended September 30,
                                        September 30,     ----------------------    ----------------------
                                            2001)            2001         2000         2001         2000
                                         ---------        ---------    ---------    ---------    ---------
REVENUES                                 $    --          $    --      $    --      $    --      $    --
                                         ---------        ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
     Professional fees                      22,506            1,250        4,950        6,768        9,186
     Filing fees                             4,355             --            625        1,583        2,095
     Other expenses                            612               60         --            184           64
                                         ---------        ---------    ---------    ---------    ---------

                                            27,473            1,310        5,575        8,535       11,345
                                         ---------        ---------    ---------    ---------    ---------

NET LOSS                                 $ (27,473)       $  (1,310)   $  (5,575)   $  (8,535)   $ (11,345)
                                         =========        =========    =========    =========    =========

LOSS PER SHARE - BASIC AND DILUTED       $    (.03)       $    --      $    --      $    (.01)   $    (.01)
                                         =========        =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                      971,765          971,765      971,765      971,765      971,765
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


                                                                         Page 4.

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                Cumulative During
                                                 the Development
                                                      Stage
                                                (January 1, 2000   For the Nine Months Ended
                                                        to               September 30,
                                                   September 30,    -----------------------
                                                       2001)          2001           2000
                                                     --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                          $(27,473)      $ (8,535)      $(11,345)


Changes in assets and liabilities:

   Increase (decrease) in accrued expenses              2,520          2,500           (510)
                                                     --------       --------       --------

      Net cash used by operating activities           (24,953)        (6,035)       (11,855)
                                                     --------       --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Capital contributed                                 21,900          5,400          9,000
                                                     --------       --------       --------

      Net cash provided by financing activities        21,900          5,400          9,000
                                                     --------       --------       --------

NET (DECREASE) IN CASH                                 (3,053)          (635)        (2,855)

   Cash at beginning of period                          3,101            683          3,101
                                                     --------       --------       --------

CASH BALANCE AT END OF PERIOD                        $     48       $     48       $    246
                                                     ========       ========       ========


                             See accompanying notes.


                                                                         Page 5.

                                  MORLEX, Inc.
                          (a Development Stage Company)
                      NOTE TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

          As shown in the financial statements, the Company has incurred net losses, has negative working capital and has accumulated a deficit of $368,500 as of September 30, 2001. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. Management has not yet developed a formal plan to raise funds for either the Company's short or long term needs.

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

          These financial statements have been prepared in accordance with the rules for Form 10-QSB and therefore may not contain all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim financial statements of Morlex, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and for the cumulative period during the development stage (January 1, 2000 to September 30, 2001) and its cash flows for the nine month periods ended September 30, 2001 and 2000 and for the cumulative period during the development stage (January 1, 2000 to September 30, 2001).

          The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


                                                                         Page 6.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The Company has incurred a net loss of $1,310 and $8,535 for the three and nine months ended September 30, 2001. Combined with the fact that the Company has no working capital and an accumulated deficit of $368,500 as of September 30, 2001, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

          Results/Plan of Operation. The Company has not conducted any active operations in the past two fiscal years, except for its efforts to locate suitable acquisition candidates (see Item 5, below). Accordingly, we have not realized any revenues from operations in the past two fiscal years and through September 30, 2001. The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

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

          Liquidity and Capital Resources. As of September 30, 2001, the Company had assets consisting of $48 in cash. This compares to assets of $683 in cash as of the year ended December 31, 2000. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.


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

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. On August 1, 2001 an agreement and plan of merger was executed by and between the Company, a newly formed, wholly owned subsidiary of the Company and an operating company. However, pursuant to the terms of that agreement, in September 2001 the Board of Directors of the Company abandoned the contemplated transaction and terminated the agreement due to material changes in the business of the operating company. Management continues its efforts to locate suitable acquisition candidates.

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

Date: November 7, 2001


                                        MORLEX, INC.


                                        By:  /s/ Lawrence Kaplan
                                             ----------------------------------
                                             Lawrence Kaplan, President and
                                             Principal Accounting Officer


                                                                         Page 9.