Form 10KSB
period 2001-12-31
MORLEX INC /CO
filed 2002-03-29
CIK 795568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ______________  to  ______________


                                                 Commission file number 33-6505D


                                  MORLEX, INC.
                 (Name of small business issuer in its charter)

Colorado                                                    84-1028977
(State or other jurisdiction                              (I.RS. employer
of incorporation or organization)                       identification number)

999 Walt Whitman Road, 3rd Floor, Melville, NY                   11747
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (631) 421-3600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. On March 7, 2002, there were 971,765 shares of the issuer's common stock issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Morlex, Inc. (the "Company", "Morlex" or the "Registrant") was incorporated in the State of Colorado on April 23, 1986.

     Prior to incorporation, the Company had no prior operating history and was formed as what is commonly known as a blind pool. The Company has been seeking the acquisition of, or merger with, an existing company. Otherwise, during the last five years, the Company has had no active business, has no employees, and is currently considered a development stage company. The following details Company events outside the ordinary course of business over the last two fiscal years:

     On June 14, 1999, the Company filed a Registration Statement under the Securities Exchange Act of 1934, as amended (the "Exchange Act") on Form 10-SB, pursuant to which the Company sought to register its Common Stock under the Exchange Act. The Registration Statement became effective on August 14, 1999.

     On November 1, 2000, the Board of Directors, by unanimous consent in lieu of a meeting, resolved to approve a reverse stock split whereby each issued and outstanding share of Common Stock was converted into 0.001927029 of a share of Common Stock, and directed that the matter be submitted to the shareholders of the Company, for their approval, at a Special Meeting of the Shareholders held December 5, 2000. On December 5, 2000, the shareholders of the Company, by majority vote, approved the reverse stock split.

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

Reports to Security Holders

     The Company electronically files yearly (10-KSB) and quarterly (10-QSB) reports with the Commission. Other reports are filed with the Commission where the Company's situation materially changes. All such reports filed with the Commission by the Company can be found on the Commission's internet site, http://www.sec.gov.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A. Market for Common Stock. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 2001.

     B. Holders. On March 7, 2002, there were 275 holders of 971,765 shares of the Company's common stock.

     C. Dividends. The Registrant has not paid any cash dividends during either the fiscal year ended December 31, 2000 or December 31, 2001 and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

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

     As of December 31, 2001, the Registrant had cash of $145 and no other assets. As of December 31, 2001, the Registrant had total liabilities of $1,500 and total stockholders deficiency of $1,355. As of December 31, 2000, the Registrant had cash of $683 and no other assets. As of December 31, 2000, the Registrant had total liabilities of $1,500 and total stockholders deficiency of $817. Prior to the consummation of a potential business acquisition as described in Item 1 of this Form 10-KSB, management does not expect that the Registrant will have any significant capital requirements or will purchase any significant equipment or that there will be significant changes in the number of Registrant's employees.

     The Registrant has not conducted any active operations for at least the last five years, except for the registration and sale of its securities. The Registrant's assets consist of a limited amount of cash. No revenue has been generated by the Registrant over the last three years. The Registrant will not have significant operations until, if ever, such time as it effects an acquisition.

     The Company filed, on June 14, 1999, a Registration Statement under the Exchange Act, on Form 10-SB, pursuant to which the Company sought to register its Common Stock under the Exchange Act. That Registration Statement became effective on August 14, 1999.

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

ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

Independent Auditors' Report                                                    F-2

Financial Statements:

     Balance Sheets as of December 31, 2001 and 2000                            F-3


     Statements of Operations for the Cumulative Period During the Development
     Stage (January 1, 2000 to December 31, 2001) and for the Years Ended
     December 31, 2001 and 2000                                                 F-4

     Statement of Changes in Shareholders' Equity (Deficit) for the two Years
     Ended December 31, 2001 (the Cumulative Period During the Development
     Stage)                                                                     F-5

     Statement of Cash Flows for the Cumulative Period During the Development
     Stage (January 1, 2000 to December 31, 2001) and for the Years Ended
     December 31, 2001 and 2000                                                 F-6

Notes to Financial Statements                                                   F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 9, 2001, the Registrant filed a report with the Commission on Form 8-K in connection with the resignation of Scott & Guilfoyle as its independent accountants and the engagement of Lazar Levine & Felix LLP as its new independent accountants for the fiscal year ended December 31, 2000.

     There are not and have not been any disagreements between the Registrant and any of its accountants on any matter of accounting principles, practices or financial statement disclosure, and the Registrant continues to maintain Lazar Levine & Felix LLP, as their accountants.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:
                                              DATE OF
NAME                                     AGE  ELECTION  POSITION
----                                     ---  --------  --------

Charles T. Gould                         50   4/5/91    Chairman of the Board of
4562 S. Ouray Way                                       Directors
Aurora, CO 80015

Lawrence E. Kaplan                       58   7/29/98   President, Treasurer and
999 Walt Whitman Road                                   Director
Melville, NY 11747

Steven J. Goodman                        62   7/29/98   Secretary and Director
5000 Carden Beach, #521
Christian Sted, St. Croix
U.S. Virgin Islands 00820

     Charles T. Gould. Mr. Gould has been a director of the Company since April 1991. He is presently a Stock Broker and Trader with Charles Schwab in Denver, Colorado. Prior to Mr. Gould's employment with Charles Schwab & Co., he served as an Environmental Production Worker with Interel Environmental in Englewood, Colorado.

     Lawrence E. Kaplan. Mr. Kaplan has served as President, Treasurer and a director of the Company since July, 1998. Mr. Kaplan is a registered representative, officer, director, president and sole stockholder of G-V Capital Corp., an NASD-registered broker/dealer. Mr. Kaplan is also director of Directrix, Inc, a publicly traded company that is a provider of network origination and digital video asset management and distribution services, catering primarily to the entertainment industry. Mr. Kaplan is also on the Board of many private companies.

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

     E. Compliance With Section 16(a). The Company believes that all required Forms 3 and 4 were furnished to the Registrant during the fiscal year ended December 31, 2001.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners. The following persons are known to the Registrant to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of March 15, 2002:

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

----------
(1) Unless otherwise indicated herein and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder and directly owns all such shares in such stockholder's sole name. Within sixty (60) days of the date of this filing, none of the above persons has the right to acquire any further shares of the Registrant's common stock from options, warrants, rights, conversion privileges or other similar arrangement.

(2)  Includes 1,524 shares of Common Stock owned by stockholder's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits:

          3.1 Certificate of Incorporation - incorporated by reference to
     Exhibit 3.1 to Registration Statement on Form S-18.

          3.2 Amended and Restated By-Laws - incorporated by reference to
     Exhibit 3.2 to Form 10-KSB filed on March 29, 2001.

     B. Reports on Form 8-K. On November 22, 2000 Scott & Guilfoyle ("S&G") submitted their resignation as the Registrant's independent accountant, to be effective November 22, 2000. On December 18, 2000 the Registrant engaged Lazar Levine & Felix LLP ("LL&F") as its independent auditors for its fiscal year ending December 31, 2000. On February 9, 2001, the Registrant filed a report on Form 8-K in connection with this change in its independent accountant. No other reports on Form 8-K were filed by the Registrant during the fourth quarter of, or at any time during, the fiscal year of 2000.

                                  EXHIBIT INDEX

          3.1 Registrant's Certificate of Incorporation filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-18.

          3.2 Registrant's Amended and Restated By-Laws - filed as Exhibit 3.2 to Registrant's Form 10-KSB filed on March 29, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MORLEX, INC.

                                           By:   /s/ Lawrence E. Kaplan
                                                 ----------------------
                                                 Lawrence E. Kaplan
                                                 President and Treasurer
Date: March 25, 2002.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                     TITLE         DATE

  By:  /s/ Charles T. Gould          Director      March 25, 2002
       --------------------
       Charles T. Gould

  By:  /s/ Lawrence E. Kaplan        President,    March 25, 2002
       ----------------------
       Lawrence E. Kaplan            Treasurer,
                                     Director

  By:  /s/ Steven J. Goodman         Secretary,    March 25, 2002
       --------------------
       Steven J. Goodman             Director


                  Supplemental Information to be Furnished With
           Reports Filed Pursuant to Section 15(d) of the Exchange Act
                            by Non-reporting Issuers

No annual report to security holders or proxy material has been sent to security holders of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         Page(s)
Independent Auditors' Report                                                             F - 2.

Financial Statements:

   Balance Sheets as of December 31, 2001 and 2000                                       F - 3.

   Statements of Operations for the Cumulative Period During the Development
     Stage (January 1, 2000 to December 31, 2001) and for the Years Ended
     December 31, 2001 and 2000                                                          F - 4.

   Statement of Changes in Shareholders' Equity (Deficit) for the two Years Ended
     December 31, 2001 (the Cumulative Period During the Development Stage)              F - 5.

   Statements of Cash Flows for the Cumulative Period During the Development
     Stage (January 1, 2000 to December 31, 2001) and for the Years Ended
     December 31, 2001 and 2000                                                          F - 6.

Notes to Financial Statements                                                            F - 7.


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Morlex, Inc.
Melville, New York


We have audited the accompanying balance sheets of Morlex, Inc., a development stage company, as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Morlex, Inc., a development stage company, as of December 31, 2001 and 2000, and the results of its operations, changes in shareholders' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        ------------------------
                                                        LAZAR LEVINE & FELIX LLP

New York, New York
March 15, 2002

                                  MORLEX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                            2001              2000
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                      $145           $683
                                                        -----------    -----------

TOTAL ASSETS                                                  $145            $683
                                                        ==========     ===========

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                   $     1,500    $     1,500
                                                        -----------    -----------

TOTAL CURRENT LIABILITIES                                     1,500          1,500
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock,  $.001 par value; 1,000,000
       shares  authorized, 971,765 shares
       issued and outstanding in 2001 and 2000                  972            972
     Additional paid-in capital                             370,798        358,398
     Accumulated deficit                                   (341,027)      (341,027)
     Deficit accumulated during the development stage       (31,876)       (18,938)
     Treasury stock, at par - 221,605 shares                   (222)          (222)
                                                        -----------    -----------
                                                             (1,355)          (817)
                                                        -----------    -----------

                                                        $       145    $       683
                                                        ===========    ===========



                 See accompanying notes to financial statements.

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                             Cumulative During the
                                                               Development Stage
                                                               (January 1, 2000
                                                                      to
                                                               December 31, 2001)       2001                2000
                                                               ------------------       ----                ----
REVENUES                                                          $    --             $    --             $    --
                                                                  ---------           ---------           ---------

COSTS AND EXPENSES:
     Professional fees                                               26,846              11,108              15,738
     Filing fees                                                      4,388               1,616               2,772
     Other expenses                                                     642                 214                 428
                                                                  ---------           ---------           ---------

                                                                     31,876              12,938              18,938
                                                                  ---------           ---------           ---------

NET LOSS                                                          $ (31,876)          $ (12,938)          $ (18,938)
                                                                  =========           =========           =========

LOSS PER SHARE - BASIC AND DILUTED                                $    (.04)          $    (.02)          $    (.03)
                                                                  =========           =========           =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                750,160             750,160             750,160
                                                                  =========           =========           =========



                 See accompanying notes to financial statements.

                                  MORLEX, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                       Deficit
                                                                                      Accumulated                    Total
                                                            Additional                 During the                 Shareholders
                                                 Common      Paid-In     Accumulated  Development     Treasury        Equity
                                      Shares      stock      Capital       Deficit      Stage          stock        (Deficit)
                                      ------      -----      -------       -------      -----          -----        ---------
Balance at January 1, 2000           971,765    $     972    $ 341,898    $(341,027)    $    --       $    (222)    $   1,621

Capital contributed                     --           --         16,500         --            --            --          16,500

Net loss for the year ended
  December 31, 2000                     --           --           --           --         (18,938)         --         (18,938)
                                   ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance at December 31, 2000         971,765          972      358,398     (341,027)      (18,938)         (222)         (817)

Capital contributed                     --           --         12,400         --            --            --          12,400

Net loss for the year ended
  December 31, 2001                     --           --           --           --         (12,938)         --         (12,938)
                                   ---------    ---------    ---------    ---------     ---------     ---------     ---------

Balance at December 31, 2001         971,765    $     972    $ 370,798    $(341,027)    $ (31,876)    $    (222)    $  (1,355)
                                   =========    =========    =========    =========     =========     =========     =========


                                           See accompanying notes to financial statements.

                                                                F - 5

                                  MORLEX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                     Cumulative During the
                                                                       Development Stage
                                                                       (January 1, 2000
                                                                             to
                                                                       December 31, 2001)       2001                2000
                                                                       ------------------       ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(31,876)           $(12,938)           $(18,938)
     Increase in accrued expenses                                                20                --                    20
                                                                           --------            --------            --------

        Net cash used by operating activities                               (31,856)            (12,938)            (18,918)
                                                                           --------            --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributed                                                     28,900              12,400              16,500
                                                                           --------            --------            --------

        Net cash provided by financing activities                            28,900              12,400              16,500
                                                                           --------            --------            --------


NET DECREASE IN CASH                                                         (2,956)               (538)             (2,418)

     Cash at beginning of year                                                3,101                 683               3,101
                                                                           --------            --------            --------

CASH BALANCE AT END OF YEAR                                                $    145            $    145            $    683
                                                                           ========            ========            ========



                                           See accompanying notes to financial statements.

                                                                F - 6

                                  MORLEX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - DESCRIPTION OF COMPANY:

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

     As shown in the financial statements, the Company incurred net losses, has negative working capital and has an accumulated a deficit of $372,903 as of December 31, 2001. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for either the Company's short or long term needs.

     In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

     (a)  Use of Estimates:

          In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

     (b)  Statements of Cash Flows:

          For purposes of the statement of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                                  MORLEX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Net Loss Per Common Share:

          Basic loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

NOTE 3 - SHAREHOLDERS' EQUITY:

          On December 5, 2000, the shareholders of the Company, approved a reverse stock split whereby each issued and outstanding share of common stock, was converted into 0.001927029 of a share of common stock. Stockholders' equity was retroactively restated to give recognition to the reverse stock split by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and notes to the number of shares and per share amounts, reflect this reverse stock split.

          On June 14, 1999, the Company filed a Registration Statement under the Securities Exchange Act of 1934, as amended (the "Exchange Act") on Form 10-SB, pursuant to which the Company sought to register its common stock under the Exchange Act. The Registration Statement became effective on August 14, 1999.

          During 2001 and 2000, the Company received capital contributions of $12,400 and $16,500, respectively from its officers.

NOTE 4 - INCOME TAXES

          The Company has a net operating loss carryforward of approximately $360,000 expiring principally in 2002 and 2003. However, the Company's ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company's net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock.