Form 10QSB
period 2002-03-31
MORLEX INC /CO
filed 2002-05-14
CIK 795568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2002

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from ____ to ______________

                        Commission file number 33-6505D

                                  MORLEX, INC.
        (Exact name of small business issuer as specified in its charter)

            Colorado                                              84-1028977
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

           999 Walt Whitman Road, 3rd Floor, Melville, New York 11747
                    (Address of principal executive offices)

                                 (631) 421-3600
                           (Issuer's telephone number)

                                    No Change
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. On May 6, 2002, there were 750,160 shares of the issuer's stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                  MORLEX, INC.

                                    - INDEX -

PART I- FINANCIAL INFORMATION:

                                                                         Page(s)

Item 1. Condensed Financial Statements:

      Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001    3.

      Statements of Operations (unaudited) for the three months ended
      March 31, 2002 and 2001                                              4.

      Statements of Cash Flows (unaudited) for the three months ended
      March 31, 2002 and 2001                                              5.

      Notes to Interim Condensed Financial Statements                      6.

Item 2. Management's Discussion and Analysis or Plan of Operation          7.

PART II - OTHER INFORMATION                                                8.

SIGNATURES                                                                 8.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                  MORLEX, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                March 31,       December 31,
                                                                                  2002              2001
                                                                               -----------      ------------
                                                                               (unaudited)
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                                       $   1,095         $     145
                                                                                ---------         ---------

TOTAL ASSETS                                                                    $   1,095         $     145
                                                                                =========         =========

                   - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                                           $   1,500         $   1,500
                                                                                ---------         ---------

TOTAL CURRENT LIABILITIES                                                           1,500             1,500
                                                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
     Common stock, $.001 par value; 1,000,000 shares authorized, 971,765
       shares issued and outstanding in 2002 and 2001                                 972               972
     Additional paid-in capital                                                   372,798           370,798
     Accumulated deficit                                                         (341,027)         (341,027)
     Deficit accumulated during the development stage                             (32,926)          (31,876)
     Treasury stock, at par - 221,605 shares                                         (222)             (222)
                                                                                ---------         ---------
                                                                                     (405)           (1,355)
                                                                                ---------         ---------

                                                                                $   1,095         $     145
                                                                                =========         =========

                            See accompanying notes.


                                                                         Page 3.

                                  MORLEX, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      Cumulative During
                                       the Development
                                            Stage               For the Three Months
                                      (January 1, 2000             Ended March 31,
                                              to            ---------------------------
                                       March 31, 2002)         2002              2001
                                      -----------------     ---------         ---------
REVENUES                                  $      --         $      --         $      --
                                          ---------         ---------         ---------

COSTS AND EXPENSES:
     Professional fees                       26,846                --             4,000
     Filing fees                              4,587               199               184
     Other expenses                           1,493               851                61
                                          ---------         ---------         ---------

                                             32,926             1,050             4,245
                                          ---------         ---------         ---------

NET LOSS                                  $ (32,926)        $  (1,050)        $  (4,245)
                                          =========         =========         =========

LOSS PER SHARE - BASIC AND DILUTED        $    (.03)        $      --         $      --
                                          =========         =========         =========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                       971,765           971,765           971,765
                                          =========         =========         =========

                            See accompanying notes.


                                                                         Page 4.

                                  MORLEX, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Cumulative During
                                                      the Development
                                                           Stage             For the Three Months
                                                     (January 1, 2000           Ended March 31,
                                                             to           -----------------------
                                                      March 31, 2002)      2002             2001
                                                     -----------------    -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                            $(32,926)        $(1,050)        $(4,245)

Changes In Assets And Liabilities:

     Increase in accrued expenses                              20              --           4,000
                                                         --------         -------         -------
        Net cash used by operating activities             (32,906)         (1,050)           (245)
                                                         --------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributed                                   30,900           2,000              --
                                                         --------         -------         -------
        Net cash provided by financing activities          30,900           2,000              --
                                                         --------         -------         -------

NET DECREASE IN CASH                                       (2,006)            950            (245)

     Cash at beginning of period                            3,101             145             683
                                                         --------         -------         -------
CASH BALANCE AT END OF PERIOD                            $  1,095         $ 1,095         $   438
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


                                                                         Page 5.

                                  MORLEX, Inc.
                          (a Development Stage Company)

                 NOTE TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 . Description of Company and Going Concern Uncertainty.

      Morlex, Inc. ("the Company") was incorporated in the State of Colorado on April 23, 1986. Prior to incorporation, the Company had no prior operating history and was formed as what is commonly known as a blind pool. In January 1987, Morlex, in a stock-for-stock exchange (the "Stock Exchange"), acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. ("InfoSource"). The Company changed its name from Morlex to America Online, Inc. on July 17, 1987 (the "Name Change"). AOL #1 was never affiliated with the well-known company of the same name.

      Prior to incorporation, the Company had no prior operating history and was formed as what is commonly known as a blind pool. Since the termination of the business of the former AOL#1, the Company has been seeking the acquisition of, or merger with, an existing company.

      The Company is still seeking the acquisition of, or merger with, an existing company. Otherwise, the Company has had no active business, has no employees, and is currently considered a development stage company.

      As shown in the financial statements, the Company incurred net losses, has negative working capital and has accumulated a deficit of $373,953 as of March 31, 2002. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. Management has not yet developed a formal plan to raise funds for either the Company's short or long-term needs.

      In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

      These financial statements have been prepared in accordance with the rules for Form 10-QSB and therefore may not contain all disclosures required by accounting principles generally accepted in the United States of America. The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB which was filed with the Securities and Exchange Commission and which is incorporated herein by reference. Specific reference is made in this report to a description of the Company's securities and the notes to the financial statements included therein.

      In the opinion of management, the accompanying unaudited interim condensed


                                                                         Page 6.

financial statements of Morlex, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001 and for the cumulative period during the development stage (January 1, 2000 to March 31, 2002).

      The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The Company incurred a net loss of $1,050 for the three months ended March 31, 2002. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $373,953 as of March 31, 2002, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

      Liquidity and Capital Resources. As of March 31, 2002, the Company had assets consisting of $1,095 in cash. This compares to assets of $145 in cash as of the fiscal year ended December 31, 2001.

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


                                                                         Page 7.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits. None.

            (b) Reports on Form 8-K. None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MORLEX, INC.
                                               (Registrant)


Date: May 9, 2002                       By: /s/ Lawrence Kaplan
                                            ----------------------
                                        Lawrence Kaplan, President


                                                                         Page 8.