Form 10KSB/A
period 2001-12-31
MORLEX INC /CO
filed 2002-05-21
CIK 795568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No.1
                                  FORM 10-KSB/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______

                         Commission file number 33-6505D

                                  MORLEX, INC.
                 (Name of small business issuer in its charter)

Colorado                                                                       84-1028977
(State or other jurisdiction of incorporation or organization)                 (I.RS. employer identification number)

999 Walt Whitman Road, 3rd Floor, Melville, NY               11747
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (631) 421-3600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No|_|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year. None

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Unknown

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. On March 7, 2002, there were 750,160 shares of the issuer's common stock issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

The registrant hereby files this report on Form 10-KSB/A to amend its Annual Report on Form 10-KSB, filed March 29, 2002 for the year ended December 31, 2001 to correct the number of issued and outstanding shares of Common Stock stated on the cover page of the form and in Item 5. No other items in the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 are amended.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      A. Market for Common Stock. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 2001.

      B. Holders. On March 7, 2002, there were approximately 275 holders of 750,160 shares of the Company's common stock.

      C. Dividends. The Registrant has not paid any cash dividends during either the fiscal year ended December 31, 2000 or December 31, 2001 and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                                     MORLEX, INC.

                                                     By:  /s/ Lawrence E. Kaplan
                                                          Lawrence E. Kaplan
                                                          President and Treasure
Dated: May 21, 2002