Form 10QSB
period 2002-06-30
MORLEX INC /CO
filed 2002-08-02
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 33-6505D

                                  MORLEX, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


     Colorado                                84-1028977
     --------                                ----------
     (State  or  other  jurisdiction  of     (I.R.S.  employer
     incorporation  or  organization)        identification  number)


999  Walt  Whitman  Road,  3rd  Floor,  Melville,  NY      11747
-----------------------------------------------------      -----
(Address  of  principal  executive  offices                (Zip Code)

         Issuer's telephone number, including area code: (631) 421-3600
                                                         --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 750,160 shares of Common Stock, par value $.001 per share, outstanding as of July 30, 2002.

                                  MORLEX, INC.


                                   - INDEX -


PART  I-  FINANCIAL  INFORMATION:

                                                                                      Page(s)
Item  1.  Financial  Statements:

     Balance  Sheets  -June  30,  2002  (unaudited) and December 31, 2001                3.

     Statements of Operations (unaudited) for the cumulative period during the development stage (January 1, 2000 to June 30, 2002) and the three and six
     months ended June 30, 2002 and 2001                                                 4.

     Statements of Cash Flows (unaudited) for the cumulative period during the development stage (January 1, 2000 to June 30, 2002) and the six months
     ended June 30, 2002 and 2001                                                        5.

     Note  to  Interim  Condensed  Financial  Statements                                 6.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of Operation                7.


PART  II  -  OTHER  INFORMATION                                                          8.


SIGNATURES                                                                               9.

                                     PART 1
                                     ------

ITEM  1.     FINANCIAL  INFORMATION:

                                  MORLEX, INC.
                                  ------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------

                                                                        June 30, 2002
                                                                         (unaudited)    December 31, 2001
                                                                         ------------  -------------------
                                - ASSETS -
CURRENT ASSETS:
Cash                                                                     $       371   $              145
                                                                         ------------  -------------------

TOTAL ASSETS                                                             $       371   $              145
                                                                         ============  ===================

              - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
Accrued expenses                                                         $     1,500   $            1,500
                                                                         ------------  -------------------

TOTAL CURRENT LIABILITIES                                                      1,500                1,500
                                                                         ------------  -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Common stock, $.001 par value; 1,000,000,000 shares authorized, 971,765
 shares issued in 2002 and 2001                                                  972                  972
Additional paid-in capital                                                   375,798              370,798
Accumulated deficit                                                         (341,027)            (341,027)
Deficit accumulated during the development stage                             (36,650)             (31,876)
Treasury stock, at par - 221,605 shares                                         (222)                (222)
                                                                         ------------  -------------------
                                                                              (1,129)              (1,355)
                                                                         ------------  -------------------

                                                                         $       371   $              145
                                                                         ============  ===================

                            See accompanying notes.
                                                                       Page 3.

                                  MORLEX, INC.
                                  ------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                       Cumulative During
                        the Development
                             Stage
                       (January 1, 2000
                               to               For the Three Months         For The Six Months
                        June 30, 2002)             Ended June 30,              Ended June 30,
                                               2002              2001          2002        2001
                        ---------------  ----------------  ----------------  ---------  ---------
REVENUES                $            -   $             -   $             -   $      -   $      -
                        ---------------  ----------------  ----------------  ---------  ---------

COSTS AND EXPENSES:
 Professional fees              29,648             2,802             1,518      2,802      5,518
 Filing fees                     4,850               263             1,399        462      1,583
 Other expenses                  2,152               659                63      1,510        124
                        ---------------  ----------------  ----------------  ---------  ---------

                                36,650             3,724             2,980      4,774      7,225
                        ---------------  ----------------  ----------------  ---------  ---------

NET LOSS                $      (36,650)  $        (3,724)  $        (2,980)  $ (4,774)  $ (7,225)
                        ===============  ================  ================  =========  =========


LOSS PER SHARE - BASIC
AND DILUTED             $         (.05)  $             -   $             -   $   (.01)  $   (.01)
                        ===============  ================  ================  =========  =========

WEIGHTED AVERAGE
NUMBER OF COMMON
 SHARES OUTSTANDING            750,160           750,160           750,160    750,160    750,160
                        ===============  ================  ================  =========  =========

                            See accompanying notes.
                                                                       Page 4.

                                  MORLEX, INC.
                                  ------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                          Cumulative During
                                       the Development Stage
                                         (January 1, 2000
                                                 to        For the Six Months Ended
                                            June 30, 2002)         June 30,
                                                               2002        2001
                                           ---------------  ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $      (36,650)  $  (4,774)  $(7,225)

Changes in assets and liabilities:
Increase in accrued expenses                           20           -     1,250
                                           ---------------  ----------  --------
NET CASH USED BY OPERATING ACTIVITIES             (36,630)     (4,774)   (5,975)
                                           ---------------  ----------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed                                33,900       5,000     5,400
                                           ---------------  ----------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          33,900       5,000     5,400
                                           ---------------  ----------  --------

NET (DECREASE) INCREASE IN CASH                    (2,730)        226      (575)
Cash at beginning of period                         3,101         145       683
                                                            ----------  --------
CASH BALANCE AT END OF PERIOD              $          371   $     371   $   108
                                           ===============  ==========  ========

                            See accompanying notes.
                                                                       Page 5.

                                  MORLEX, INC.
                                  ------------
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTE TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)

NOTE  1  .  DESCRIPTION  OF  COMPANY  AND  GOING  CONCERN  UNCERTAINTY.

     Morlex, Inc. ("the Company") was incorporated in the State of Colorado on April 23, 1986, as what is commonly known as a blind pool. In January 1987, Morlex, in a stock-for-stock exchange, acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. The Company changed its name from Morlex to America Online, Inc. on July 17, 1987. AOL #1 was never affiliated with the well-known company of the same name. Since the termination of the business of the former AOL#1, the Company has been, and is still, seeking the acquisition of, or merger with, an existing company.
Otherwise, the Company has had no active business, has no employees, and is currently considered a development stage company.

     As shown in the financial statements, the Company has incurred net losses, has negative working capital and has accumulated a deficit of $377,677 as of June 30, 2002. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. Management has not yet developed a formal plan to raise funds for either the Company's short or long-term needs.

     In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

     These financial statements have been prepared in accordance with the rules for Form 10-QSB and therefore may not contain all disclosures required by accounting principles generally accepted in the United States of America. The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission and which is incorporated herein by reference. Specific reference is made in this report to a description of the Company's securities and the notes to the financial statements included therein.

     In the opinion of management, the accompanying unaudited interim condensed financial statements of Morlex, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001 and for the cumulative period during the development stage (January 1, 2000 to June 30, 2002).

     The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

                                                                        Page 6.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     The Company incurred a net loss of $3,724 and $4,774 for the three and six months ended June 30, 2002, respectively. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $377,677 as of June 30, 2002, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     Plan  of  Operation.  The  Company  has  not  realized  any  revenues  from
     --------------------
operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

     Liquidity  and  Capital  Resources.  As  of  June 30, 2002, the Company had
     -----------------------------------
assets consisting of $371 in cash. This compares to assets of $145 in cash as of the fiscal year ended December 31, 2001.

     Results of Operations.  The Company has not conducted any active operations
     ----------------------
in the past two fiscal years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company during such two-year period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.


                                                                        Page 7.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS.To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM  2.  CHANGES  IN  SECURITIES.None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.  None.

(b)     Reports  on  Form  8-K.  None.



                                                                        Page 8.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July  30,  2002                    Morlex,  Inc.


                                           By:  /s/  Lawrence  Kaplan
                                                ---------------------
                                                Lawrence  Kaplan
                                                President  and  Principal
                                                Accounting  Officer



                                                                        Page 9.