Form 10QSB/A
period 2002-06-30
MORLEX INC /CO
filed 2002-08-20
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 750,160 shares of Common Stock, par value $ .001 per share, outstanding as of July 30, 2002.

                           PART II - OTHER INFORMATION
                           ---------------------------

The registrant hereby files this report on Form 10-QSB/A to amend its Quarterly Report on Form 10-QSB, filed on August 2, 2002 for the quarter ended June 30, 2002, to comply with Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1349) by including a certification by the President and Principal Accounting Officer of the registrant as an exhibit thereto. No other items in the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 are amended.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

        Exhibit 99.1. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports  on  Form  8-K.  None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August  19,  2002        Morlex,  Inc.


                                 By:  /s/  Lawrence  Kaplan
                                      ---------------------
                                      Lawrence  Kaplan
                                      President  and  Principal
                                      Accounting  Officer