Form 10QSB
period 2002-09-30
MORLEX INC /CO
filed 2003-03-26
CIK 795568

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 33-6505D

                                  MORLEX, INC.
                                 -------------
        (Exact name of small business issuer as specified in its charter)


                  Colorado                                    84-1028977
                  --------                                    ----------
                  (State or other jurisdiction of         (I.R.S. employer
                  incorporation or organization)          identification number)

         999 Walt Whitman Road, 3rd Floor, Melville, NY       11747
         ----------------------------------------------       -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 750,160 shares of Common Stock, par value $ .001 per share, outstanding as of September 30, 2002.

                                  MORLEX, INC.


                                    - INDEX -


PART I- FINANCIAL INFORMATION:
                                                                                                 Page(s)
Item 1.  Financial Statements:

         Balance Sheets -September 30, 2002 (unaudited) and December 31, 2001                       3.

         Statements of Operations  (unaudited) for the cumulative  period during the  development  stage (January 1, 2000 to September 30, 2002) and the
         three and nine months ended September 30, 2002 and 2001                                    4.

         Statements of Cash Flows  (unaudited) for the cumulative  period during the development stage (January 1, 2000 to September 30, 2002) and the
         nine months ended September 30, 2002 and 2001                                              5.

         Note to Interim Condensed Financial Statements                                             6.

Item 2.  Management's Discussion and Analysis or Plan of Operation                                  7.


PART II - OTHER INFORMATION                                                                         8.


SIGNATURES                                                                                          9.




                                                                       PART 1

ITEM 1.  FINANCIAL INFORMATION:

                                  MORLEX, INC.
                                  ------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------


                                                                                             September 30, 2002   December 31, 2001
                                                                                             ------------------- ------------------
                                                                                                 (UNAUDITED)
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                                                    $            610     $            145
                                                                                             ----------------     ----------------

TOTAL ASSETS                                                                                 $            610     $            145
                                                                                             ================     ================


                   - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -


CURRENT LIABILITIES:
     Accrued expenses                                                                        $          1,500     $          1,500
                                                                                             ----------------     ----------------

TOTAL CURRENT LIABILITIES                                                                               1,500                1,500
                                                                                             ----------------     ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
     Common stock, $.001 par value; 1,000,000,000 shares authorized, 971,765 shares issued
       in 2002 and 2001                                                                                   972                  972
     Additional paid-in capital                                                                       383,798              370,798
     Accumulated deficit                                                                             (341,027)            (341,027)
     Deficit accumulated during the development stage                                                 (44,411)             (31,876)
     Treasury stock, at par - 221,605 shares                                                             (222)                (222)
                                                                                             -----------------    -----------------
                                                                                                         (890)              (1,355)
                                                                                             -----------------    -----------------

                                                                                             $            610     $            145
                                                                                             ================     ================


                             See accompanying notes.

                                  MORLEX, INC.
                                --------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                           --------------------------
                                  (UNAUDITED)


                                   CUMULATIVE DURING THE
                                    DEVELOPMENT STAGE
                                    (JANUARY 1, 2000
                                           TO               For the Three Months Ended       For The Nine Months Ended
                                    SEPTEMBER 30, 2002)          September 30,                    September 30,
                                                              2002             2001             2002            2001
                                    -------------------    ------------    -------------     ------------    ------------

REVENUES                                   $          -     $         -     $          -      $         -     $         -
                                    -------------------    ------------    --------------     ------------    -----------

COSTS AND EXPENSES:
     Professional fees                            36,398           6,750            1,250            9,552           6,768
     Filing fees                                   5,209             359               -               821           1,583
     Other expenses                                2,804             652               60            2,162             184
                                    --------------------    ------------    -------------     ------------    ------------

                                                  44,411           7,761            1,310           12,535           8,535
                                    --------------------    ------------    -------------     ------------    ------------

NET LOSS                                   $     (44,411)   $     (7,761)   $      (1,310)    $    (12,535)   $     (8,535)
                                     ===================   =============   ==============    =============   =============


LOSS PER SHARE - BASIC AND DILUTED         $       (.06)    $      (.01)    $           -     $      (.02)    $       (.01)
                                     ===================    ============    ==============    ============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            750,160         750,160          750,160          750,160         750,160
                                     ===================    ============    ==============    ============    =============

                     See accompanying notes.


                                  MORLEX, INC.
                                 -------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)

                                                                    CUMULATIVE DURING THE
                                                                      DEVELOPMENT STAGE                For the Nine Months Ended
                                                                       (JANUARY 1, 2000                     September 30,
                                                                              TO                 ---------------------------------
                                                                     SEPTEMBER 30, 2002)               2002              2001
                                                                     -----------------           --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                        $         (44,411)          $      (12,535)    $       (8,535)


Changes in assets and liabilities:

     Increase in accrued expenses                                                   20                       -               2,500
                                                                     -----------------           --------------     --------------

        NET CASH USED BY OPERATING ACTIVITIES                                  (44,391)                 (12,535)            (6,035)
                                                                     ------------------          ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributed                                                        41,900                   13,000              5,400
                                                                     -----------------           --------------     --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                               41,900                   13,000              5,400
                                                                     -----------------           --------------     --------------


NET (DECREASE) INCREASE IN CASH                                                 (2,491)                     465               (635)

     Cash at beginning of period                                                 3,101                      145                683
                                                                     -----------------           --------------     --------------

CASH AT END OF PERIOD                                                $             610           $          610     $           48
                                                                     =================           ==============     ==============

                     See accompanying notes.

                                  MORLEX, INC.
                                --------------
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTE TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 ----------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                  (UNAUDITED)

NOTE 1 .  DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY.

         Morlex, Inc. (the "Company") was incorporated in the State of Colorado on April 23, 1986, as what is commonly known as a blind pool. In January 1987, Morlex, in a stock-for-stock exchange, acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. The Company changed its name from Morlex to America Online, Inc. on July 17, 1987. AOL #1 was never affiliated with the well-known company of the same name. Since the termination of the business of the former AOL#1, the Company has been, and is still, seeking the acquisition of, or merger with, an existing company. Otherwise, the Company has had no active business, has no employees, and is currently considered a development stage company.

         As shown in the financial statements, the Company has incurred net losses, has negative working capital and has accumulated an aggregate deficit of $385,438 as of September 30, 2002. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. Management has not yet developed a formal plan to raise funds for either the Company's short or long-term needs.

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

         In the opinion of management, the accompanying unaudited interim condensed financial statements of Morlex, Inc. contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001 and for the cumulative period during the development stage (January 1, 2000 to September 30, 2002).

         The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company incurred a net loss of $7,761 and $12,535 for the three and nine months ended September 30, 2002, respectively. Combined with the fact that the Company has virtually no working capital and an aggregate accumulated deficit of $385,438 as of September 30, 2002, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

         PLAN OF  OPERATION.  The Company has not  realized  any  revenues  from
         ------------------
operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

         LIQUIDITY AND CAPITAL RESOURCES.  As of September 30, 2002, the Company
         -------------------------------
had assets consisting of $610 in cash. This compares to assets of $145 in cash as of the fiscal year ended December 31, 2001.

         RESULTS  OF  OPERATIONS.  The  Company  has not  conducted  any  active
        ------------------------
operations in the past two fiscal years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company during such two-year period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

     On August 30, 2002 Lawrence E. Kaplan resigned as a director of the Company. On September 1, 2002 Lawrence E. Kaplan resigned as President and Treasurer of the Company.

     In August, 2002, Lawrence E. Kaplan, the former President, Treasurer and director of the Company, was indicted by a federal grand jury on charges of securities and mail fraud related to alleged securities violations in connection with the initial public offerings of four companies (United States vs. Lawrence Kaplan, et. al., 02 Crim. 986 (SDNY)).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

      SEE EXHIBIT 99.1

   (b) Reports on Form 8-K. None.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 25, 2003                              Morlex, Inc.


                                                  By: /S/ STEVEN J. GOODMAN
                                                      ---------------------
                                                      Steven J. Goodman
                                                      Secretary

                                 CERTIFICATIONS

I, Steven J. Goodman, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Morlex, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 25, 2003
                                    /s/ Steven J. Goodman
                                  -----------------------------
                                  Steven J. Goodman
                                  Secretary, Principal Executive Officer
                                  and Principal Financial Officer