Form 10KSB
period 2005-12-31
MORLEX INC /CO
filed 2006-06-27
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30144
_____________________________________________

Morlex, Inc.

(Exact name of registrant as specified in its charter)

_______________________________________________

Colorado	84-1028977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Resource Management Partners, Inc.
1690 Washington Avenue
Bohemia, NY	11716
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(631) 738-0047

_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒.

As of June 20, 2006, there were 1,151,765 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Morlex, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Introduction

Morlex, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Colorado on April 23, 1986, as what is commonly known as a blind pool. In January 1987, the Company, in a stock-for-stock exchange, acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. The Company changed its name from Morlex, Inc. to America Online, Inc. on July 17, 1987. AOL #1 was never affiliated with the well-known company of the same name. Since the termination of the business of the former AOL#1, the Company has been, and is currently, seeking the acquisition of, or merger with, an existing company. The Company has had no active business and no employees since 1994, and is currently considered a development stage company.

On March 25, 2003, the Company’s board of directors (the “Board of Directors”) determined it was in the best interest of the Company to cease its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On March 28, 2003, the Company filed a Form 15 with the Securities and Exchange Commission (the “SEC”), thereby deregistering the Company's securities under the Exchange Act.

On December 30, 2005, the Company filed a registration statement on Form 10-SB, which was thereafter amended on January 27, 2006. Since the effectiveness of its registration statement, the Company has begun efforts in consummating a business combination.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

Competition

Currently, our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, and the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees.

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

Our business is difficult to evaluate because we have a limited operating history.

As the Company has no operations, activity or revenue and only minimal assets since 1994, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We will, in all likelihood, sustain operating expenses without corresponding revenue, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. We cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate and consummate a business combination.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into and consummating a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our Common Stock, and liquidity of Shares of our Common Stock is limited.

The Shares are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the Shares also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws. We are, however, obligated to register the shares of Common Stock included in the Units under certain circumstances.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 1,000,000,000 shares of common stock and zero shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Item 2. Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 1,000,000,000 shares of common stock, par value $.001 per share (the "Common Stock"). As of the date hereof, 1,151,765 shares of Common Stock are issued and outstanding, and there are 273 holders of record of the Common Stock. The Common Stock is not listed on a publicly-traded market.

Preferred Stock

The Company is not authorized to issue any preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

The Company has had no recent sales of unregistered securities. All securities issued by the Company, including those previously issued, have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenue from operations for the fiscal year ended December 31, 2005, and its plan of operation for the next twelve months shall be to locate suitable acquisition or merger candidates. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations for the fiscal year ended December 31, 2005, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenue unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004	F-3

Statements of Operations for the Cumulative Period During the Development
Stage (January 1, 2000 to December 31, 2005) and for the Years Ended
December 31, 2005 and 2004	F-4

Statement of Changes in Shareholders’ Equity (Deficit) for the Period from
Inception (January 1, 2000) to December 31, 2005	F-5

Statements of Cash Flows for the Cumulative Period During the Development
Stage (January 1, 2000 to December 31, 2005) and for the Years Ended
December 31, 2005 and 2004	F-6

Notes to Financial Statements	F-7 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Morlex, Inc.
Bohemia, New York

We have audited the accompanying balance sheets of Morlex, Inc., a development stage company, as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period (January 1, 2000 to December 31, 2005) during the development stage. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Morlex, Inc., a development stage company, as of December 31, 2005 and 2004, and the results of its operations, changes in shareholders’ equity (deficit) and its cash flows for the years then ended and for the cumulative period (January 1, 2000 to December 31, 2005) during the development stage, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lazar Levine & Felix LLP

LAZAR LEVINE & FELIX LLP

New York, New York
April 24, 2006

MORLEX, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2005	2004
- ASSETS -
CURRENT ASSETS:
Cash	$91	$2,291

TOTAL ASSETS	$91	$2,291

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accrued expenses	$15,388	$500

TOTAL CURRENT LIABILITIES	15,388	500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 1,000,000,000 shares authorized, 971,765 shares issued and outstanding in 2005 and 2004	972	972
Additional paid-in capital	399,798	393,798
Accumulated deficit	(341,027)	(341,027)
Deficit accumulated during the development stage	(74,818)	(51,730)
Treasury stock, at par - 221,605 shares	(222)	(222)
	(15,297)	1,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$91	$2,291

See accompanying notes to financial statements.

MORLEX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative During the Development Stage (January 1, 2000 to December 31,	December 31,
	2005)	2005	2004

REVENUES	$-	$-	$-

COSTS AND EXPENSES:
Professional fees	62,678	22,120	500
Filing fees	10,873	846	-
Other expenses	1,267	122	120

	74,818	23,088	620

NET LOSS	$(74,818)	$(23,088)	$(620)

LOSS PER SHARE - BASIC AND DILUTED		$(.03)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		750,160	750,160

See accompanying notes to financial statements.

MORLEX, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Shares	Common stock	Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Treasury stock	Total Shareholders Equity (Deficit)
Balance at January 1, 2000	971,765	$972	$341,898	$(341,027)	$-	$(222)	$1,621
Capital contributed	-	-	16,500	-	-	-	16,500
Net loss for the year ended December 31, 2000	-	-	-	-	(18,938)	-	(18,938)
Balance at December 31, 2000	971,765	972	358,398	(341,027)	(18,938)	(222)	(817)
Capital contributed	-	-	12,400	-	-	-	12,400
Net loss for the year ended December 31, 2001	-	-	-	-	(12,938)	-	(12,938)
Balance at December 31, 2001	971,765	972	370,798	(341,027)	(31,876)	(222)	(1,355)
Capital contributed	-	-	13,000	-	-	-	13,000
Net loss for the year ended December 31, 2002	-	-	-	-	(16,406)	-	(16,406)
Balance at December 31, 2002	971,765	972	383,798	(341,027)	(48,282)	(222)	(4,761)
Capital contributed	-	-	10,000	-	-	-	10,000
Net loss for the year ended December 31, 2003	-	-	-	-	(2,828)	-	(2,828)
Balance at December 31, 2003	971,765	972	393,798	(341,027)	(51,110)	(222)	2,411
Net loss for the year ended December 31, 2004	-	-	-	-	(620)	-	(620)
Balance at December 31, 2004	971,765	972	393,798	(341,027)	(51,730)	(222)	1,791
Capital contributed	-	-	6,000	-	-	-	6,000
Net loss for the year ended December 31, 2005	-	-	-	-	(23,088)	-	(23,088)
Balance at December 31, 2005	971,765	$972	$399,798	$(341,027)	$(74,818)	$(222)	$(15,297)

See accompanying notes to financial statements.

MORLEX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative During the Development Stage (January 1, 2000 to December 31,	For the year ended December 31,
	2005)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,818)	$(23,088)	$(620)
Increase in accrued expenses	13,908	14,888	-
Net cash used by operating activities	(60,910)	(8,200)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed	57,900	6,000	-
Net cash provided by financing activities	57,900	6,000	-

NET DECREASE IN CASH	(3,010)	(2,200)	(620)
Cash at beginning of period	3,101	2,291	2,911
CASH AT END OF PERIOD	$91	$91	$2,291

See accompanying notes to financial statements.

MORLEX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 -	DESCRIPTION OF COMPANY:

Morlex, Inc., the Company, was incorporated under the laws of the State of Colorado on April 23, 1986. The primary activity of the Company was to seek merger or acquisition candidates. In January 1987, the Company, in a stock-for-stock exchange acquired America OnLine, Inc., a then wholly-owned subsidiary of Info Source Information Service, Inc. The Company simultaneously changed its name to America OnLine, Inc. (“AOL #1”). AOL #1 was never affiliated with the well-known company of the same name. On December 28, 1992, the Company terminated the business of AOL #1 and has had no active business operations since. On May 15, 1998, the name of the Company was changed back to Morlex, Inc. The Company is currently seeking potential business opportunities.

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $415,845 at December 31, 2005. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed.

In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a)	Use of Estimates:

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements..

(b)	Net Loss Per Common Share:

Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. There are no potentially dilutive securities outstanding as of December 31, 2005 and 2004.

(c)	Fair Value:

The carrying value of accrued expenses approximates fair value due to the short-term nature of the liability.

MORLEX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 3 -	SHAREHOLDERS’ EQUITY:

On December 5, 2000, the shareholders of the Company, approved a reverse stock split whereby each issued and outstanding share of common stock, was converted into 0.001927029 of a share of common stock. Shareholders’ equity was retroactively restated to give recognition to the reverse stock split by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and notes to the number of shares and per share amounts, reflect this reverse stock split.

On March 3, 2003, the Company filed a Form 15 which terminated the registration of the Company’s common stock under the Securities Exchange Act of 1934 (“Exchange Act”).  On January 27, 2006, a new registration statement was filed to once again register the Company’s common stock under the Exchange Act.  The Form 10-SB filing became effective March 1, 2006.

During the years 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 4 -	INCOME TAXES

The Company has a net operating loss carryforward of approximately $130,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

NOTE 5 -	SUBSEQUENT EVENTS

On March 8, 2006, under written consent of the sole member of the Board of Directors, a principal shareholder and the company’s sole officer and another principal shareholder each were offered to purchase 90,000 shares of the company’s common stock, par value $.001, under the Common Stock Purchase Agreement for an aggregated total of $18,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer who is also the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer who is also the Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2005:

Name	Age	Position	Term
Donald Barrick	37	President, Secretary, Treasurer and Director	April 9, 2003 thru Present

Donald Barrick, 37. Donald W. Barrick is President, co-founder and principal shareholder of Resource Management Partners, Inc., a Bohemia, NY based finance company serving small to mid-sized companies. Mr. Barrick helped found the company in April 2000. Resource Management Partners, Inc. represents banks in servicing bank loans and provides escrow services with respect to such loans. Prior to April 2000, Mr. Barrick had been Chief Financial Officer of CTA Industries, Inc. (formerly American Rockwool Acquisition Corp.) since its inception in 1996. During that period, Mr. Barrick was also a Vice President with Branin Investments, Inc., a merchant banking firm in New York and equity sponsor of CTA Industries. Mr. Barrick received a Bachelor of Science in finance from the Cornell University School of Hotel Administration in 1991.

The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Company’s Board of Directors.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the period from May 26, 2005 (inception) to December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS
We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2005.

Name and Position	Year	Other Compensation
Donald Barrick, President, Secretary, Treasurer and Director	2005	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2005 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of June 2, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Donald Barrick (1) c/o Resource Management Partners, Inc. 1690 Washington Avenue Bohemia, NY 11716	433,962	37.7%

Michelle Kaplan c/o Resource Management Partners, Inc. 1690 Washington Avenue Bohemia, NY 11716	433,962	37.7%

All Directors and Officers as a Group (1 individual)	433,962	37.7%

(1)	Mr. Barrick is the President, Secretary, Treasurer and sole director of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

Index to Exhibits

Exhibit  Description
-------  -----------

*3.1	Registrant’s Certificate of Incorporation

**3.2	Registrant’s Amended and Restated By-Laws

***3.3	Articles of Amendment to the Articles of Incorporation

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 29, 2001, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by this reference.

(b)	Reports on Form 8-K. None.

Item 14. Principal Accountant Fees and Services

Lazar, Levine & Felix, LLP (“Lazar Levine”) is the Company's independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Lazar Levine for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $10,000 for fiscal year ended December 31, 2005.

AUDIT-RELATED FEES

There were no Lazar Levine fees billed for assurance and related services related to the audit or review of the Company’s financial statements for the year ended December 31, 2005 and 2004.

TAX FEES

There were no Lazar Levine fees billed for professional services for tax compliance, tax advice, and tax planning for the years ended December 31, 2005 and 2004.

ALL OTHER FEES

There were no Lazar Levine fees billed for other products and services the years ended December 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORLEX, INC.

Dated: June 20, 2006	By: /s/ Donald Barrick
Donald Barrick
President, Secretary, Director