Form 10QSB
period 2006-03-31
MORLEX INC /CO
filed 2006-07-21
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30144

MORLEX, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1028977
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Resource Management Partners, Inc.
1690 Washington Avenue
Bohemia, NY	11716
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (631) 738-0047

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,151,765 shares of Common Stock, par value $ .001 per share, outstanding as of July 21, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

MORLEX, INC.

- INDEX -

PART I - FINANCIAL INFORMATION:	Page

Item 1. Unaduited Finanical Statements	2

Condensed Balance Sheets as of March 31, 3006 and December 31, 2005	2

Condensed Statements of Operations for the Three Months ended March 31, 2006	3
and 2005 and the Cumulative Period During the Development Stage
(January 1, 2000 to March 31, 2006)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period	4
ended March 31, 2006

Condensed Statements of Cash Flows for the Three Months ended March 31, 2006	5
and 2005 and the Cumulative Period During the Development Stage
(January 1, 2000 to March 31, 2006)

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	8

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8-K	10

Signatures	11

Certifications

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2005	2006
Assets
Current assets:
Cash	$91	$255
Other assets
Total assets	$91	$255
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accrued expenses	$15,388	$8,680
Total current liabilities	15,388	8,680

Commitments and contingencies

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value; 1,000,000,000 shares authorized;
971,765 shares issued and outstanding as of March 31, 2006
and December 31, 2005	972	972
Receipts on account of shares to be allotted	-	8,000
Additional paid-in capital	399,798	402,798
Accumulated deficit	(341,027)	(341,027)
Deficit accumulated during the development stage	(74,818)	(78,946)
Treasury stock, at per - 221,605 shares	(222)	(222)
Total stockholders' equity (deficit)	(15,297)	(8,425)

Total liabilities and stockholders' equity (deficit)	$91	$255

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 2000 to March 31, 2006)
	2005	2006

Revenues	$-	$-	$-

Costs and expenses:
Professional fees	-	3,081	65,759
Filing fees	-	1,013	11,886
Other expenses	30	34	1,301
Total costs and expenses	30	4,128	78,946

Net loss	$(30)	$(4,128)	$(78,946)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.11)

Weighted average number of common shares outstanding	750,160	750,160	750,160

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the period ended March 31, 2006
(Unaudited)

	Common Stock		Receipts on account of shares to be allotted	Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders Equity (Deficit)
	Number	Amount

Balance at December 31, 2005	971,765	$972		$399,798	$(341,027)	$(74,818)	$(222)	$(15,297)

Receipts on account of shares to be allotted			8,000					8,000
Capital contributed	-	-		3,000	-	-	-	3,000
Net loss	-	-		-	-	(4,128)	-	(4,128)

Balance at March 31, 2006	971,765	$972	$8,000	$402,798	$(341,027)	$(78,946)	$(222)	$(8,425)

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 2000 to March 31, 2006)
	2005	2006
Operating activities
Net loss	$(30)	$(4,128)	$(78,946)
Adjustments to reconcile net loss to net cash used
in operating activities:
Accrued expenses	-	(6,708)	7,200

Net cash used in operating activities	(30)	(10,836)	(71,746)

Financing activities
Receipts on account of shares to be allotted	-	8,000	8,000
Capital contributed	-	3,000	60,900

Net cash provided by financing activities	-	11,000	68,900

Net increase (decrease) in cash and cash equivalents	(30)	164	(2,846)

Cash at beginning of period	2,291	91	3,101

Cash at end of period	$2,261	$255	$255

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Description of the Company

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $419,973 at March 31, 2006. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed.

In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of March 31, 2006, the condensed statements of operation for the three months ended March 31, 2006 and 2005, and the condensed statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2006, our results of operations for the three months ended March 31, 2006 and 2005, and our cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in our 2005 Annual Report on Form 10-KSB filed on June 27, 2006.

Use of Estimates

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

MORLEX, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net Loss per Common Share

Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of March 31, 2006 and 2005.

Fair Value

The carrying value of accrued expenses approximates fair value due to the short-term nature of the liability.

NOTE 3 - Shareholders’ Equity

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

On March 8, 2006, under written consent of the sole member of the Board of Directors, a principal shareholder and the company’s sole officer and another principal shareholder each were offered to purchase 90,000 shares of the company’s common stock, par value $.001, under the Common Stock Purchase Agreement for an aggregated total of $18,000. On March 8, 2006, the Company received a payment on account of shares in the amount of $8,000 from its shareholders. The shares been allotted on July 17, 2006. The Company received the remaining payment of $10,000 on May 17, 2006.

During the years 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 4 - Income Taxes

The Company has a net operating loss carryforward of approximately $133,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

NOTE 5 - Subsequent Events

See Note 3 - shareholders equity, regarding the purchase of 180,000 shares of the company’s common stock, par value $.001, under the March 8, 2006 Common Stock Purchase Agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since January 1, 2000 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional money contributed by our sole director and officer, stockholders, or another source.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 1, 2000 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2006, Donald Barrick and Michelle Kaplan each purchased 90,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), for an aggregate investment of $18,000. All securities issued by the Company, including those previously issued, have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On July 6, 2006, the Company dismissed Lazar Levine & Felix LLP as its independent certified public accountants and engaged Arik Eshel, CPA & Assoc., PC as its new independent accountants.

Item 6. Exhibits and Reports on 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amendment to Certificate of Incorporation

*3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 8, 2005, and incorporated herein by this reference.

(b) Reports on Form 8-K.

Form 8-K filed on July 12, 2006.

Amendment to Form 8-K filed on July 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 21, 2006	MORLEX, INC.

	By:	/s/ Donald Barrick
Donald Barrick
President