Form 10QSB
period 2006-06-30
MORLEX INC /CO
filed 2006-08-07
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30144

MORLEX, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1028977
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

c/o Resource Management Partners, Inc. 1690 Washington Avenue Bohemia, NY	11716
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,151,765 shares of Common Stock, par value $ .001 per share, outstanding as of August 4, 2006.

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

MORLEX, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2005	2006
Assets
Current assets:
Cash	$91	$1,800

Total assets	$91	$1,800
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accrued expenses	$15,388	$3,475
Total current liabilities	15,388	3,475

Commitments and contingencies

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value; 1,000,000,000 shares authorized;
1,151,765 and 971,765 shares issued and outstanding as of
June 30, 2006 and December 31, 2005, respectively	972	1,152
Additional paid-in capital	399,798	420,618
Accumulated deficit	(341,027)	(341,027)
Deficit accumulated during the development stage	(74,818)	(82,196)
Treasury stock, at per - 221,605 shares	(222)	(222)
Total stockholders' equity (deficit)	(15,297)	(1,675)

Total liabilities and stockholders' equity (deficit)	$91	$1,800

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative During the Development Stage (January 1, 2000 to June 30, 2006)
	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Professional fees	-	2,197	-	5,278	67,956
Filing fees	-	900	-	1,913	12,786
Other expenses	30	153	60	187	1,454
Total costs and expenses	30	3,250	60	7,378	82,196

Net loss	$(30)	$(3,250)	$(60)	$(7,378)	$(82,196)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.11)

Weighted average number of common shares outstanding	750,160	930,160	750,160	862,418	758,795

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the period ended June 30, 2006
(Unaudited)

	Common Stock		Accumulated Deficit	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders Equity (Deficit)
	Number	Amount

Balance at December 31, 2005	971,765	$972	$(341,027)	$(74,818)	$(222)	$(15,297)

Issuance of common stock	180,000	180	-	-	-	18,000
Capital contributed	-	-	-	-	-	3,000
Net loss	-	-	-	(7,378)	-	(7,378)

Balance at June 30, 2006	1,151,765	$1,152	$(341,027)	$(82,196)	$(222)	$(1,675)

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative During the Development Stage (January 1, 2000 to June 31, 2006)
	2005	2006	2005	2006
Operating activities
Net loss	$(30)	$(3,250)	$(60)	$(7,378)	$(82,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses	-	(5,205)	-	(11,913)	1,995

Net cash used in operating activities	(30)	(8,455)	(60)	(19,291)	(80,201)

Financing activities
Receipts on account of shares to be allotted		10,000		18,000	18,000
Capital contributed	-	-	-	3,000	60,900

Net cash provided by financing activities	-	10,000	-	21,000	78,900

Net increase (decrease) in cash and cash equivalents	(30)	1,545	(60)	1,709	(1,301)

Cash at the beginning of the period	2,261	255	2,291	91	3,101

Cash at the end of the period	$2,231	$1,800	$2,231	$1,800	$1,800

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $423,223 at June 30, 2006. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed.

In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed balance sheet as of June 30, 2006, the condensed statements of operation for the three months and six months ended June 30, 2006 and 2005, and the condensed statements of cash flows for the three months and six months ended June 30, 2006 and 2005 are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2006, our results of operations for the three months and six months ended June 30, 2006 and 2005, and our cash flows for the three months and six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

MORLEX, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net Loss per Common Share
Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of June 30, 2006 and 2005.

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

On March 3, 2003, the Company filed a Form 15 which terminated the registration of the Company’s common stock under the Securities Exchange Act of 1934 (“Exchange Act”).  On December 30, 2005, a new registration statement was filed to once again register the Company’s common stock under the Exchange Act.  The Form 10-SB filing became effective March 1, 2006.

On March 8, 2006, the Company issued 180,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $18,000. The shares were equally issued to a principal shareholder and the company’s sole officer and another principal shareholder, under a written consent of the sole member of the Board of Directors.

During the years 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 4 - Income Taxes

The Company has a net operating loss carryforward of approximately $136,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

NOTE 5 - Subsequent Events

No events have occurred subsequent to the interim balance sheet date and through the date of this financial statement that would require adjustment or disclosure in the aforementioned interim financial statements.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 1, 2000 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.

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

Item 6. Exhibits and Reports on 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Articles of Incorporation

**3.2	Amendment to Articles of Incorporation

***3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 29, 2001, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by this reference.

(b)	Reports on Form 8-K. Form 8-K filed on July 12, 2006. Amendment to Form 8-K filed on July 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

MORLEX, INC.

Date: August 4, 2006	By:	/s/ Donald Barrick
Donald Barrick President