Form 10QSB
period 2006-09-30
MORLEX INC /CO
filed 2006-11-02
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,251,765 shares of Common Stock, par value $.001 per share, outstanding as of November 1, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐     NO ☒

MORLEX, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

September 30,
2006
Assets
Current assets:
Cash	$3,326

Total assets	$3,326
Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$2,273
Total current liabilities	2,273

Commitments and contingencies

Stockholders' Equity
Common Stock, $0.001 par value; 1,000,000,000 shares authorized;
1,251,765 shares issued and outstanding as of September 30, 2006	1,252
Additional paid-in capital	430,518
Accumulated deficit	(341,027)
Deficit accumulated during the development stage	(89,468)
Treasury stock, at per - 221,605 shares	(222)
Total stockholders' equity	1,053

Total liabilities and stockholders' equity	$3,326

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative During the Development Stage (January 1, 2000 to September 30, 2006)
	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Professional fees	-	5,827	3,878	11,105	73,783
Filing fees	-	1,415	-	3,328	14,201
Other expenses	30	30	90	217	1,484
Total costs and expenses	30	7,272	3,968	14,650	89,468

Net loss	$(30)	$(7,272)	$(3,968)	$(14,650)	$(89,468)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.12)

Weighted average number of common shares outstanding	750,160	989,300	750,160	904,712	767,332

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the period ended September 30, 2006
(Unaudited)

					Deficit
					Accumulated
			Additional		During the		Total
	Common Stock		Paid-In	Accumulated	Development	Treasury	Shareholders Equity
	Number	Amount	Capital	Deficit	Stage	Stock	(Deficit)

Balance at December 31, 2005	971,765	$972	$399,798	$(341,027)	$(74,818)	$(222)	$(15,297)

Issuance of common stock	280,000	280	27,720	-	-	-	28,000
Capital contributed	-	-	3,000	-	-	-	3,000
Net loss	-	-	-	-	(14,650)	-	(14,650)

Balance at September 30, 2006	1,251,765	$1,252	$430,518	$(341,027)	$(89,468)	$(222)	$1,053

See accompanying notes to condensed financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,		Cumulative During the Development Stage (January 1, 2000 to September 30, 2006)
	2005	2006
Operating activities
Net loss	$(3,968)	$(14,650)	$(89,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses	-	(13,115)	793

Net cash used in operating activities	(3,968)	(27,765)	(88,675)

Financing activities
Issuance of common stock		28,000	28,000
Capital contributed	4,000	3,000	60,900

Net cash provided by financing activities	4,000	31,000	88,900

Net increase in cash and cash equivalents	32	3,235	225

Cash at beginning of the period	2,291	91	3,101

Cash at end of the period	$2,323	$3,326	$3,326

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $430,495 at September 30, 2006. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed.

In accordance with Statement of Financial Accounting Standards No. 7, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed balance sheet as of September 30, 2006, the condensed statements of operation for the three months and nine months ended September 30, 2006 and 2005, and the condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2006, our results of operations for the three months and nine months ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Net Loss per Common Share
Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of September 30, 2006 and 2005.

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

On August 7, 2006, the Company issued 100,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $10,000. The shares were equally issued to a principal shareholder and the company’s sole officer and another principal shareholder, under a written consent of the sole member of the Board of Directors.

On January 24, 2006, the Company received capital contributions of $3,000 from its officers. During the years 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 4 - Income Taxes

The Company has a net operating loss carryforward of approximately $145,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 1, 2000 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 7, 2006, Donald Barrick and Michelle Kaplan each purchased 50,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), for an aggregate investment of $10,000. All securities issued by the Company, including those previously issued, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Articles of Incorporation

**3.2	Articles of Amendment to the Articles of Incorporation

***3.3	By-laws

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 29, 2001, and incorporated herein by this reference.

(b) Reports on Form 8-K.

Form 8-K filed with the Securities and Exchange Commission on July 12, 2006.

Amendment to Form 8-K filed with the Securities and Exchange Commission on July 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

MORLEX, INC.

Date: November 1, 2006	By:	/s/ Donald Barrick
Donald Barrick
President