Form 10KSB
period 2006-12-31
MORLEX INC /CO
filed 2007-02-14
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30144

Morlex, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1028977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31 Pierce Lane
Norwich, Vermont	05055
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (802) 649-2299

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒| No ☐|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐|

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No.

The Company’s revenues for fiscal year end December 31, 2006 were $0.

As of February 14, 2007, there were 1,401,765 shares of common stock outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction

Morlex, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Colorado on April 23, 1986, as what is commonly known as a blind pool. In January 1987, the Company, in a stock-for-stock exchange, acquired America OnLine, Inc. ("AOL#1"), a then wholly owned subsidiary of InfoSource Information Service, Inc. The Company changed its name from Morlex, Inc. to America Online, Inc. on July 17, 1987. AOL #1 was never affiliated with the well-known company of the same name. Since the termination of the business of the former AOL#1, the Company has been, and is currently, seeking the acquisition of, or merger with, an existing company. In May 1998, the Company changed its name back to Morlex, Inc. The Company has had no active business and no employees since 1994, and is currently considered a development stage company.

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

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees other than its sole officer.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

Our business is difficult to evaluate because we have no operating history.

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

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Many of our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Further, there is currently no public trading market for our common stock. A market maker has initiated the application process with the NASD, and the Company has engaged a stock transfer agent, all in an effort to create a trading market for its non-restricted shares of common stock. There can be no assurance that such a trading market will develop and/or continue.

For those shares of our common stock that are restricted, such shares cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Our restricted shares of common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

               Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

               We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

               Our Certificate of Incorporation authorizes the issuance of a maximum of 1,000,000,000 shares of common stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

One of our former principal stockholders engaged in a transaction to cause the Company to repurchase his shares of common stock, and the Company may enter into a similar transaction in the future.

               In order to provide an interest in the Company to a third party, the Company sold Company securities to a third party and used the proceeds of such sale to repurchase shares of common stock held by a former principal stockholder. As a result of such transaction, our management, one of our principal stockholders and our Board of Directors changed. The Company, in the future, may agree to consummate a similar transaction, whereby it sells securities to a third party and uses such proceeds from the sale to repurchase shares of common stock held by current shareholders of the Company. If the Company completes a similar transaction, our management, principal stockholders and Board of Directors may change once again.

The Company has conducted limited market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

               The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not currently listed on a publicly-traded market; however, a market maker has initiated the application process with the NASD. As of February 14, 2007, there were 273 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On March 8, 2006, Donald Barrick, our former President, Secretary, Treasurer and director, and Michelle Kaplan, our director and principal stockholder, each purchased 90,000 shares of the Common Stock directly from the Company for an aggregate investment of $18,000.  On August 7, 2006, Donald Barrick and Michelle Kaplan each purchased an additional 50,000 shares of the Common Stock for an aggregate investment of $10,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On December 18, 2006, the Company sold 558,962 and 75,000 shares of Common Stock to Michael Miller and Michelle Kaplan, respectively. The Company sold such shares of Common Stock to Mr. Miller, our President, Secretary, Treasurer and director, for an aggregate purchase price equal to $107,500. Ms. Kaplan purchased her shares of Common Stock for an aggregate purchase price of $7,500. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Small Business Issuer Purchase of Equity Securities

The following table sets forth all purchases made by or on behalf of the Company of shares of Common Stock in the fiscal year ended December 31, 2006.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as part of Publicly Announced Planes or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (d)
December 1, 2006 to December 31, 2006	483,962 (1)	$0.21	N/A	N/A

Total	483,962	$0.21	N/A	N/A

(1) On December 18, 2006, the Company redeemed 483,962 shares of Common Stock from Donald Barrick for an aggregate purchase price equal to $100,000. Subsequently, Mr. Barrick voluntarily contributed $5,500 to the Company in response to an alleged violation of Section 16(b) of the Exchange Act.

Transfer Agent

The Company has engaged Corporate Stock Transfer, Inc. as its stock transfer agent.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2006 and 2005	F-3

Statements of Operations for the years ended December 31, 2006 and 2005 and the cumulative period during the development stage (January 1, 2000 to December 31, 2006)	F-4

Statement of Changes in Shareholders’ Equity (Deficit) for the period from Inception (January 1, 2000) to December 31, 2006, including the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000
F-5

Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the cumulative period during the development stage (January 1, 2000 to December 31, 2006)	F-6

Notes to Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Morlex, Inc.

We have audited the accompanying balance sheet of Morlex, Inc., a development stage company (the Company), as of December 31, 2006, and the related statement of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Morlex, Inc. as of December 31, 2005, for the year then ended and for the cumulative period (January 1, 2000 to December 31, 2005) during the development stage were audited by other auditors whose report dated April 24, 2006, included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Morlex, Inc., a development stage Company, as of December 31, 2006 and 2005, the results of its operations changes in shareholders’ equity (deficit) and its cash flows for the years then ended and for the cumulative period (January 1, 2000 to December 31, 2006) during the development stage, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Arik Eshel, CPA & Assoc., PC

ARIK ESHEL, CPA & ASSOC., PC
February 14, 2007

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$14,176	$91
Amount due from former stockholder	5,500

Total assets	$19,676	$91

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accrued expenses	$7,892	$15,388
Total current liabilities	7,892	15,388

Commitments and contingencies

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 1,401,765 shares and 971,765 shares issued and outstanding as of December 31, 2006, and 2005, respectively	1,402	972
Additional paid-in capital	450,868	399,798
Accumulated deficit	(341,027)	(341,027)
Deficit accumulated during the development stage	(99,237)	(74,818)
Treasury stock, at par - 221,605 shares	(222)	(222)
Total stockholders' equity (deficit)	11,784	(15,297)

Total liabilities and stockholders' equity (deficit)	$19,676	$91

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative During the Development Stage (January 1, 2000 to December 31, 2006)
	2006	2005

Revenues	$-	$-	$-

Costs and expenses:
Professional fees	19,348	22,120	82,026
Filing fees	4,819	846	15,692
Other expenses	252	122	1,519
Total costs and expenses	24,419	23,088	99,237

Net loss	$(24,419)	$(23,088)	$(99,237)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	942,461	750,160

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
for the Period from Inception (January 1, 2000) to December 31, 2006, including the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders Equity (Deficit)
	Number	Amount

Balance at January 1, 2000	971,765	$972	$341,898	$(341,027)	$-	$(222)	$1,621

Capital contributed	-	-	16,500	-	-	-	16,500
Net loss	-	-	-	-	(18,938)	-	(18,938)
Balance at December 31, 2000	971,765	972	358,398	(341,027)	(18,938)	(222)	(817)

Capital contributed	-	-	12,400	-	-	-	12,400
Net loss	-	-	-	-	(12,938)	-	(12,938)
Balance at December 31, 2001	971,765	972	370,798	(341,027)	(31,876)	(222)	(1,355)

Capital contributed	-	-	13,000	-	-	-	13,000
Net loss	-	-	-	-	(16,406)	-	(16,406)
Balance at December 31, 2002	971,765	972	383,798	(341,027)	(48,282)	(222)	(4,761)

Capital contributed	-	-	10,000	-	-	-	10,000
Net loss	-	-	-	-	(2,828)	-	(2,828)
Balance at December 31, 2003	971,765	972	393,798	(341,027)	(51,110)	(222)	2,411

Net loss	-	-	-	-	(620)	-	(620)
Balance at December 31, 2004	971,765	972	393,798	(341,027)	(51,730)	(222)	1,791

Capital contributed	-	-	6,000	-	-	-	6,000
Net loss	-	-	-	-	(23,088)	-	(23,088)
Balance at December 31, 2005	971,765	$972	$399,798	$(341,027)	$(74,818)	$(222)	$(15,297)

Issuance of common stock	913,962	914	142,086	-	-	-	143,000
Capital contributed	-	-	8,500	-	-	-	8,500
Redemption of common stock	(483,962)	(484)	(99,516)	-	-	-	(100,000)
Net loss	-	-	-	-	(24,419)	-	(24,419)

Balance at December 31, 2006	1,401,765	$1,402	$450,868	$(341,027)	$(99,237)	$(222)	$11,784

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative During the Development Stage (January 1, 2000 to December 31, 2006)
	2006	2005
Operating activities
Net loss	$(24,419)	$(23,088)	$(99,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from former stockholder	(5,500)	-	(5,500)
Accrued expenses	(7,496)	14,888	6,412

Net cash used in operating activities	(37,415)	(8,200)	(98,325)

Financing activities
Issuance of common stock	43,000		43,000
Capital contributed	8,500	6,000	66,400

Net cash provided by financing activities	51,500	6,000	109,400

Net increase (decrease) in cash and cash equivalents	14,085	(2,200)	11,075

Cash at beginning of the period	91	2,291	3,101

Cash at end of the period	$14,176	$91	$14,176

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $440,264 at December 31, 2006. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In accordance with Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

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

Net Loss per Common Share

Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of December 31, 2006 and 2005.

Fair Value

The carrying value of accrued expenses approximates fair value due to the short-term nature of the liability.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. As of December 31, 2006 the Company did not have a deferred tax asset or liability.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 3 - Shareholders’ Equity

On December 5, 2000, the shareholders of the Company approved a reverse stock split whereby each issued and outstanding share of common stock was converted into 0.001927029 of a share of common stock. Shareholders’ equity was retroactively restated to give recognition to the reverse stock split by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and notes to the number of shares and per share amounts reflect this reverse stock split.

On March 3, 2003, the Company filed a Form 15 which terminated the registration of the Company’s common stock under the Securities Exchange Act of 1934 (“Exchange Act”).  On December 30, 2005, a new registration statement was filed to once again register the Company’s common stock under the Exchange Act.  The Form 10-SB filing became effective March 1, 2006.

On March 8, 2006, the Company issued 180,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $18,000. The shares were equally issued to the Company’s former president, secretary, treasurer and director and another principal shareholder, under a written consent of the sole member of the Board of Directors.

On August 7, 2006, the Company issued 100,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $10,000. The shares were equally issued to the Company’s former president, secretary, treasurer and director and another principal shareholder, under a written consent of the sole member of the Board of Directors.

On December 18, 2006, the company redeemed 483,962 shares of its common stock, par value $.001 per share from its former president, secretary, treasurer and director, in exchange for cash payment of $100,000. On January 4, 2007 the Company’s former president, secretary, treasurer and director voluntarily contributed $5,500 to the Company in response to an alleged violation of section 16(b) of the exchange act. His contribution commitment was done at December 2006.

On December 18, 2006, the Company sold 558,962 and 75,000 shares of Common Stock to the new president, secretary, treasurer and director, and to a director and principal stockholder of the Company, respectively. The Company sold such shares of Common Stock in exchange for cash proceeds of $107,500 and $7,500, respectively.

On January 24, 2006, the Company received capital contributions of $3,000 from its officers.

During the years 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 4 - Income Taxes

The Company has a net operating loss carryforward of approximately $155,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

NOTE 5 - Related Party Transactions

As of December 31, 2006 the total due from related party was $5,500.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 6 - Subsequent Events

On January 4, 2007 the Company’s former president, secretary, treasurer and director voluntarily contributed $5,500 to the Company in response to an alleged violation of section 16(b) of the exchange act. His contribution commitment was done at December 2006.

The majority of the Company’s shares of common stock are not registered under the securities laws of any state or other jurisdiction. Further, there is currently no public treading market for the Company’s common stock. The Company has initiated the application process with the NASD and had engaged a stock transfer agent, all in an effort to create a trading market for its non-restricted shares of common stock. There can be assurance that such a treading market will develop and/or continue.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Secretary and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Secretary and Treasurer, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Our registered public accounting firm that audited our financial statements contained herein has issued an attestation report on management’s assessment of our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

Name	Age	Position	Term

Donald Barrick	38	President, Secretary, Treasurer, Director	April 9, 2003 thru December 18, 2006

Michael Miller	61	President, Secretary, Treasurer, Director	December 18, 2006 thru Present

Jeanne Baer	60	Director	December 18, 2006 thru Present

Michelle Kaplan	32	Director	December 18, 2006 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Donald Barrick, 38. Donald W. Barrick is President, co-founder and principal shareholder of Resource Management Partners, Inc., a Bohemia, NY based finance company serving small to mid-sized companies. Mr. Barrick helped found the company in April 2000. Resource Management Partners, Inc. represents banks in servicing bank loans and provides escrow services with respect to such loans. Prior to April 2000, Mr. Barrick had been Chief Financial Officer of CTA Industries, Inc. (formerly American Rockwool Acquisition Corp.) since its inception in 1996. During that period, Mr. Barrick was also a Vice President with Branin Investments, Inc., a merchant banking firm in New York and equity sponsor of CTA Industries. Mr. Barrick received a Bachelor of Science in finance from the Cornell University School of Hotel Administration in 1991.

Michael Miller, 61. Michael Miller has served as Chairman of the Board of Directors and Chief Executive Officer of Miller Investment Company, Inc., a private venture capital firm since 1989. Mr. Miller has been a partner in Independence Realty, which owns and manages real estate properties, also since 1989. Since 1992, he has served as a member of the Board of Directors of Celadon Group, Inc., which is listed on Nasdaq, serving as its Lead Director and Chairman of the Compensation Committee. Mr. Miller earned his Bachelor of Science in Finance from New York University in 1966.

Jeanne Baer, 60. Jeanne Baer has maintained a private psychotherapy practice in New York for the past 13 years. Ms. Baer received her Bachelor of Arts from Brooklyn College in 1967, her Masters in Education from the Bank Street College of Education in 1974 and her Masters in Social Work from Smith College School for Social Work in 1993.

Michelle Kaplan, 32. Michelle Kaplan has been employed at the Manhattan Psychiatric Center in New York since January 2006. Prior to starting at Manhattan Psychiatric Center, during December 2005, Ms. Kaplan took some personal time off. From October 2002 until November 2005, Ms. Kaplan completed her residency in Psychiatry at the Long Island Jewish Hospital Medical Center at Zucker Hillside Hospital. Prior to that, Ms. Kaplan studied at Ross University School of Medicine. Ms. Kaplan received her Bachelor of Science in Biology from Washington University in 1996 and her Doctor of Medicine from Ross University School of Medicine in 2005.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

Michael Miller and Jeanne Baer are husband and wife.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

 Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Donald Barrick	3	3
Michelle Kaplan	2	2

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer serves in all the above capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

Name and Position	Year	Other Compensation

Donald Barrick, President, Secretary, Treasurer	2006 2005	None None
Michael Miller, President, Secretary, Treasurer	2006	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2006 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of February 14, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Jeanne Baer (1) c/o Morlex, Inc. 31 Pierce Lane Norwich, VT 05055	558,962 (2)	39.9%

Michelle Kaplan (3) 401 East 86th Street, Apt 3H New York, New York 10028	558,962	39.9%

Michael Miller (4) c/o Morlex, Inc. 31 Pierce Lane Norwich, VT 05055	558,962	39.9%

All Directors and Officers as a Group (3 individuals)	1,117,924	79.8%

(1)	Ms. Baer is a director of the Company.
(2)	Represents shares of Common Stock owned by Ms. Baer’s husband.
(3)	Ms. Kaplan is a director of the Company.
(4)	Mr. Miller is President, Secretary, Treasurer and director of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

(a)	Index to Exhibits

Exhibit	Description

3.1*	Articles of Incorporation

3.2**	Amended and Restated By-Laws

3.3***	Articles of Amendment to the Articles of Incorporation

10.1****	Redemption Agreement dated December 18, 2006

10.2****	Common Stock Purchase Agreement by and between the Company and Michael Miller dated December 18, 2006

10.3****	Common Stock Purchase Agreement by and between the Company and Michelle Kaplan dated December18, 2006

16.1*****	Letter from Lazar Levine & Felix LLP regarding change in certifying accountant.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 29, 2001, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by this reference.

****	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, and incorporated herein by this reference.

*****	Filed as an exhibit to the Company's current report on Form 8-K/A, as filed with the Securities and Exchange Commission on July 21, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Since July 6, 2006, Arik Eshel, CPA & Assoc., PC (“Arik Eshel”) has served as the Company’s independent registered public accounting firm. Prior to July 6, 2006 and for the fiscal year ended December 31, 2005 and the interim period preceding its dismissal, Lazar, Levine & Felix, LLP (“Lazar Levine”) was the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Arik Eshel for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $5,000 for fiscal year ended December 31, 2006. The aggregate fees billed by Lazar Levine for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided in connection with statutory and regulatory filings were $6,720 for fiscal year ended December 31, 2006 and $5,000 for fiscal year ended December 31, 2005.

Audit-Related Fees

There were no fees billed by Arik Eshel for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2006. There were no fees billed by Lazar Levine for assurance and related services related to the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2005.

Tax Fees

The aggregate fees billed by Arik Eshel for professional services related to tax compliance, tax advice, and tax planning were $500 for the fiscal year ended December 31, 2006. There were no fees billed by Lazar Levine for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2005.

All Other Fees

There were no fees billed by Arik Eshel for other products and services for the fiscal year ended December 31, 2006. There were no fees billed by Lazar Levine for other products and services for the fiscal year ended December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORLEX, INC.

Dated: February 14, 2007	By:	/s/ Michael Miller
Name: Michael Miller
Title: President, Secretary, Treasurer, Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jeanne Baer	Director	February 14, 2007
Jeanne Baer

/s/ Michelle Kaplan	Director	February 14, 2007
Michelle Kaplan