Form 10QSB
period 2007-03-31
MORLEX INC /CO
filed 2007-04-23
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30144

MORLEX, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1028977
------------------------------------	-------------
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

31 Pierce Lane
Norwich, Vermont	05055
------------------------------------	-------------
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (802) 649-2299

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,180,160 shares of common stock, par value $.001 per share, outstanding as of April 19, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

MORLEX, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

March 31,
2007
Assets
Current assets:
Cash	$3,848

Total assets	$3,848
Liabilities and Stockholders' Equity

Current liabilities:
Accrued expenses	$1,500
Total current liabilities	1,500

Commitments and contingencies

Stockholders' Equity
Common Stock, $0.001 par value; 1,000,000,000 shares authorized;
1,401,765 shares issued and 1,180,160 shares outstanding
as of March 31, 2007	1,402
Additional paid-in capital	450,868
Accumulated deficit	(341,027)
Deficit accumulated during the development stage	(108,673)
Treasury stock, at per - 221,605 shares	(222)
Total stockholders' equity	2,348

Total liabilities and stockholders' equity	$3,848

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 2000 to March 31, 2007)
	2007	2006

Revenues	$-	$-	$-

Costs and expenses:
Professional fees	7,719	3,081	89,745
Filing fees	1,688	1,013	17,380
Other expenses	29	34	1,548
Total costs and expenses	9,436	4,128	108,673

Net loss	$(9,436)	$(4,128)	$(108,673)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,180,160	750,160

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the period ended March 31, 2007
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders Equity
	Number	Amount

Balance at December 31, 2006	1,401,765	$1,402	$450,868	$(341,027)	$(99,237)	$(222)	$11,784

Net loss	-	-	-	-	(9,436)	-	(9,436)
Balance at March 31, 2007	1,401,765	$1,402	$450,868	$(341,027)	$(108,673)	$(222)	$2,348

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 2000 to March 31, 2007)
	2007	2006
Operating activities
Net loss	$(9,436)	$(4,128)	$(108,673)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amount due from former stockholder	5,500		-
Accrued expenses	(6,392)	(6,708)	20

Net cash used in operating activities	(10,328)	(10,836)	(108,653)

Financing activities
Issuance of common stock	-	8,000	43,000
Capital contributed	-	3,000	66,400

Net cash provided by financing activities	-	11,000	109,400

Net increase (decrease) in cash and cash
equivalents	(10,328)	164	747

Cash at beginning of the period	14,176	91	3,101

Cash at end of the period	$3,848	$255	$3,848

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $449,700 at March 31, 2007. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Loss per Common Share
Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of March 31, 2007 and 2006.

Fair Value
The carrying value of accrued expenses approximates fair value due to the short-term nature of the liability.

Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. As of March 31, 2007 the Company did not have a deferred tax asset or liability.

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

On January 4, 2007 the Company received capital contributions of $5,500 from the Company’s former president, secretary, treasurer and director.

During the years 2006, 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $3,000, $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 4 - Income Taxes

The Company has a net operating loss carryforward of approximately $165,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 5 - Subsequent Events

As of March 31, 2007, the majority of the Company’s shares of common stock were not registered under the securities laws of any state or other jurisdiction. Further, there was no public trading market for the Company’s common stock. As of April 4, 2007, the Company’s shares of common stock have commenced trading on the Over the Counter Bulletin Board and Pink Sheets under the symbol “MORX.” While the Company currently conduct no business operations, except that of seeking a suitable acquisition or merger candidate with which the Company consummate a business combination, management believes that creating a public market for the Company’s shares of common stock will enhance the Company’s marketability and improve the ability to locate an acquisition target.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Morlex, Inc. (“we”, “us”, “our”, and the “Company”) has not realized any revenues from operations since January 1, 2000 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional money contributed by our management, directors, stockholders, or another source.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 1, 2000 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect our internal controls and procedures over financial reporting during the quarter ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The following table sets forth certain information, as of February 14, 2007 and April 19, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, par value $.001 per share (the “Common Stock”) (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. The February 2007 information is included because of an inadvertent miscalculation of beneficial ownership percentages in the beneficial ownership table contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Applicable percentage ownership in the following table has been revised and is based on 1,180,160 shares of Common Stock outstanding as of the date of this report.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Jeanne Baer (1) c/o Morlex, Inc. 31 Pierce Lane Norwich, VT 05055	558,962 (2)	47.4%

Michelle Kaplan (3) 401 East 86th Street, Apt 3H New York, New York 10028	558,962	47.4%

Michael Miller (4) c/o Morlex, Inc. 31 Pierce Lane Norwich, VT 05055	558,962	47.4%

All Directors and Officers as a Group (3 individuals)	1,117,924	94.7%

(1)	Ms. Baer is a director of the Company.
(2)	Represents shares of Common Stock owned by Ms. Baer’s husband, Mr. Miller.
(3)	Ms. Kaplan is a director of the Company.
(4)	Mr. Miller is President, Secretary, Treasurer and director of the Company.

On April 4, 2007, shares of our Common Stock commenced trading on the Over the Counter Bulletin Board and Pink Sheets under the symbol “MORX.” While we currently conduct no business operations, except that of seeking a suitable acquisition or merger candidate with which we may consummate a business combination, management believes that creating a public market for our shares of Common Stock will enhance our marketability and improve our ability to locate an acquisition target.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Articles of Incorporation

**3.2	Amendment to Certificate of Incorporation

***3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

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

Dated: April 19, 2007	MORLEX, INC.

	By:	/s/ Michael Miller
Michael Miller
President