Form 10QSB
period 2007-06-30
MORLEX INC /CO
filed 2007-07-23
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,280,160 shares of common stock, par value $.001 per share, outstanding as of July 23, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MORLEX, INC.

- INDEX -

PART I – FINANCIAL INFORMATION:	Page

Item 1. Unaudited Financial Statements

Balance Sheet as of June 30, 2007	2

Statements of Operations for the Three and Six Months ended June 30, 2007 and 2006 and the Cumulative Period During the Development Stage (January 1, 2000 to June 30, 2007)	3

Statement of Changes in Shareholders’ Equity for the period ended June 30, 2007	4

Statements of Cash Flows for the Three and Six Months ended June 30, 2007 and 2006 and the Cumulative Period During the Development Stage (January 1, 2000 to June 30, 2007)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	12

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

June 30, 2007
Assets
Current assets:
Cash	$2,912
Total assets	$2,912
Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$1,758
Total current liabilities	1,758

Commitments and contingencies

Stockholders' Equity
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 1,451,765 shares issued and 1,230,160 shares outstanding as of June 30, 2007	1,452
Additional paid-in capital	455,818
Accumulated deficit	(341,027)
Deficit accumulated during the development stage	(114,867)
Treasury stock, at per - 221,605 shares	(222)
Total stockholders' equity	1,154
Total liabilities and stockholders' equity	$2,912

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative During the Development Stage (January 1, 2000 to June 30,
	2007	2006	2007	2006	2007)
Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Professional fees	4,563	2,197	12,282	5,278	94,308
Filing fees	1,601	900	3,289	1,913	18,981
Other expenses	30	153	59	187	1,578
Total costs and expenses	6,194	3,250	15,630	7,378	114,867
Net loss	$(6,194)	$(3,250)	$(15,630)	$(7,378)	$(114,867)
Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	1,209,749	930,160	1,194,955	862,418

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the period ended June 30, 2007
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Deficit Accumulated During the Development	Treasury	Total Shareholders’ Equity
	Number	Amount	Capital	Deficit	Stage	Stock	(Deficit)
Balance at December 31, 2006	1,401,765	$1,402	$450,868	$(341,027)	$(99,237)	$(222)	$11,784

Issuance of common stock	50,000	50.0	4,950				5,000
Net loss	-	-	-	-	(15,630)	-	(15,630)
Balance at June 30, 2007	1,451,765	$1,452	$455,818	$(341,027)	$(114,867)	$(222)	$1,154

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative During the Development Stage (January 1, 2000 to June 30,
	2007	2006	2007	2006	2007)
Operating activities
Net loss	$(6,194)	$(3,250)	$(15,630)	$(7,378)	$(114,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from former stockholder	-		5,500		-
Accrued expenses	258	(5,205)	(6,134)	(11,913)	278
Net cash used in operating activities	(5,936)	(8,455)	(16,264)	(19,291)	(114,589)
Financing activities
Issuance of common stock	5,000	10,000	5,000	18,000	48,000
Capital contributed	-	-		3,000	66,400
Net cash provided by financing activities	5,000	10,000	5,000	21,000	114,400
Net increase (decrease) in cash and cash equivalents	(936)	1,545	(11,264)	1,709	(189)

Cash at beginning of the period	3,848	255	14,176	91	3,101
Cash at end of the period	$2,912	$1,800	$2,912	$1,800	$2,912

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $455,894 at June 30, 2007. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Net Loss per Common Share
Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of June 30, 2007 and 2006.

Fair Value
The carrying value of accrued expenses approximates fair value due to the short-term nature of the liability.

Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. As of June 30, 2007 the Company did not have a deferred tax asset or liability.

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

NOTE 3 - Shareholders’ Equity (Continued)

On December 18, 2006, the Company sold 558,962 and 75,000 shares of Common Stock to the new president, secretary, treasurer and director, and to a director and principal stockholder of the Company, respectively. The Company sold such shares of Common Stock in exchange for cash proceeds of $107,500 and $7,500, respectively.

On May 7, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to a director and principal stockholder of the Company.

On January 4, 2007 the Company received capital contributions of $5,500 from the Company’s former president, secretary, treasurer and director.

During the years 2006, 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $3,000, $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 4 - Income Taxes

The Company has a net operating loss carryforward of approximately $170,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

NOTE 5 - Subsequent Events

On July 18, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to the Company’s new president, secretary, treasurer and director.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 1, 2000 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information is being provided herein in lieu of in a Current Report on Form 8-K.

On May 7, 2007, the Company sold 50,000 shares of common stock, par value $.001 per share (the “Common Stock”), representing less than 5% of the number of shares of Common Stock then-outstanding, to Michelle Kaplan, a director and principal stockholder of the Company. Ms. Kaplan purchased her shares of Common Stock for an aggregate purchase price equal to $5,000, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Ms. Kaplan, a copy of which is attached hereto as Exhibit 10.1.

On July 18, 2007, the Company sold 50,000 shares of Common Stock to Michael Miller, our President, Secretary, Treasurer and director, for an aggregate purchase price equal to $5,000, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Mr. Miller, a copy of which is attached hereto as Exhibit 10.2. The Company sold the shares of Common Stock to both Ms. Kaplan and Mr. Miller under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”). As of the date hereof, the Company has 1,280,160 shares of Common Stock issued and outstanding.

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

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Articles of Incorporation.
**3.2	Amendment to Certificate of Incorporation.
***3.3	By-laws.
10.1	Common Stock Purchase Agreement by and between the Company and Michelle Kaplan, dated May 7, 2007.

10.2	Common Stock Purchase Agreement by and between the Company and Michael Miller, dated July 18, 2007.
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007.
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 29, 2001, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORLEX, INC.

Dated: July 23, 2007	By:	/s/ Michael Miller
	Name:	Michael Miller
	Title:	President