Form 10QSB
period 2007-09-30
MORLEX INC /CO
filed 2007-10-24
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,280,160 shares of common stock, par value $.001 per share, outstanding as of October 23, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MORLEX, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

September 30,
2007
Assets
Current assets:
Cash	$3,536

Total assets	$3,536
Liabilities and Stockholders' Equity
Current liabilities:

Accrued expenses
$5,565
Total current liabilities	5,565

Commitments and contingencies

Stockholders' Equity
Common Stock, $0.001 par value; 1,000,000,000 shares authorized;
1,501,765 shares issued and 1,280,160 shares outstanding
as of September 30, 2007	1,502
Additional paid-in capital	460,768
Accumulated deficit	(341,027)
Deficit accumulated during the development stage	(123,049)
Treasury stock, at per - 221,605 shares	(222)
Total stockholders' equity	(2,028)

Total liabilities and stockholders' equity	$3,536

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative During the Development Stage (January 1, 2000 to September 30,
	2007	2006	2007	2006	2007)

Revenues	$-	$-	$-	$-	$-

Costs and expenses:
Professional fees	7,205	5,827	19,487	11,105	101,513
Filing fees	948	1,415	4,237	3,328	19,929
Other expenses	30	30	89	217	1,608
Total costs and expenses	8,182	7,272	23,812	14,650	123,049

Net loss	$(8,182)	$(7,272)	$(23,812)	$(14,650)	$(123,049)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	1,270,270	989,330	1,220,343	904,712

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the period ended September 30, 2007
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders Equity (Deficit)
	Number	Amount

Balance at December 31, 2006	1,401,765	$1,402	$450,868	$(341,027)	$(99,237)	$(222)	$11,784

Issuance of common stock	100,000	100	9,900				10,000
Net loss	-	-	-	-	(23,812)	-	(23,812)
Balance at September 30, 2007	1,501,765	$1,502	$460,768	$(341,027)	$(123,049)	$(222)	$(2,028)

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative During the Development Stage (January 1, 2000 to September 30,
	2007	2006	2007	2006	2007)
Operating activities
Net loss	$(8,182)	$(7,272)	$(23,812)	$(14,650)	$(123,049)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amount due from former stockholder	-	-	5,500	-	-
Accrued expenses	(3,807)	(1,202)	(2,328)	13,115	4,085

Net cash used in operating activities	(4,376)	(8,474)	(20,640)	(1,535)	(118,965)

Financing activities
Issuance of common stock	5,000	10,000	10,000	18,000	53,000
Capital contributed	-	-		3,000	66,400

Net cash provided by financing activities	5,000	10,000	10,000	21,000	119,400

Net increase (decrease) in cash and cash
equivalents	624	1,526	(10,640)	19,465	435

Cash at beginning of the period	2,912	1,800	14,176	91	3,101

Cash at end of the period	$3,536	$3,326	$3,536	$19,556	$3,536

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $464,076 at September 30, 2007. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In accordance with Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is being treated as a development stage company since January 1, 2000, the date the Company began devoting substantially all of their efforts to establish a new business.

As of April 4, 2007, the Company’s shares of common stock have commenced trading on the Over the Counter Bulletin Board and Pink Sheets under the symbol “MORX.” While the Company currently conducts no business operations, except that of seeking a suitable acquisition or merger candidate with which the Company consummate a business combination, management believes that creating a public market for the Company’s shares of common stock will enhance the Company’s marketability and improve the ability to locate an acquisition target.

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

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - (Continued)

Net Loss per Common Share
Basic and diluted loss per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of September 30, 2007 and 2006.

Fair Value
The carrying value of accrued expenses approximates fair value due to the short-term nature of the liability.

Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. As of September 30, 2007 the Company did not have a deferred tax asset or liability.

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

During the years 2006, 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $3,000, $6,000, $10,000, $13,000, $12,400 and $16,500, respectively from its officers.

NOTE 4 - Income Taxes

The Company has a net operating loss carryforward of approximately $179,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 1, 2000 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2007, the Company sold 50,000 shares of common stock, par value $.001 per share (the “Common Stock”) to Michael Miller, our President, Secretary, Treasurer and director, for an aggregate purchase price equal to $5,000, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Mr. Miller, a copy of which is attached hereto as Exhibit 10.1. The Company sold the shares of Common Stock to Mr. Miller under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”). As of the date hereof, the Company has 1,280,160 shares of Common Stock outstanding.

The purchaser represented in writing that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Articles of Incorporation.

**3.2	Amendment to Certificate of Incorporation.

***3.3	By-laws.

****10.1	Common Stock Purchase Agreement by and between the Company and Michael Miller, dated July 18, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on December 30, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 29, 2001, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 14, 1999, and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB, as filed with the Securities and Exchange Commission on July 23, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 23, 2007	MORLEX, INC.

By: /s/ Michael Miller
Name: Michael Miller
Title: President