Form 10KSB
period 2007-12-31
MORLEX INC /CO
filed 2008-02-01
CIK 795568

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No.

The Company’s revenues for fiscal year end December 31, 2007 were $0.

As of January 29, 2008, there were 1,280,160 shares of common stock outstanding.

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

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision, the Company noting that the risks provided are not exhaustive of those that may be pertinent to the Company currently or in the future.

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

In order to provide an interest in the Company to a third party, the Company sold Company securities to a third party and used the proceeds of such sale to repurchase shares of common stock held by a former principal stockholder. As a result of such transaction, our management, one of our principal stockholders and our Board of Directors changed in 2006. The Company, in the future, may agree to consummate a similar transaction, whereby it sells securities to a third party and uses such proceeds from the sale to repurchase shares of common stock held by current shareholders of the Company. If the Company completes a similar transaction, our management, principal stockholders and Board of Directors may change once again.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is currently traded on the “Pink Sheets,” an over the counter secondary market. Such trading is extremely limited, the most recent bid price is $.30 and asked price $4.50. As of January 29, 2008, there were approximately 275 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On December 18, 2006, the Company sold 558,962 and 75,000 shares of Common Stock to the new president, secretary, treasurer and director, and to a director and principal shareholder of the Company, respectively. The Company sold such shares of Common Stock in exchange for cash proceeds of $107,500 and $7,500, respectively.

On May 7, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to a director and principal shareholder of the Company.

On July 18, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to the Company’s president, secretary, treasurer and director.

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

Small Business Issuer Sale of Equity Securities

The following table sets forth all sales made by or on behalf of the Company of its shares of Common Stock in the fiscal year ended December 31, 2007.

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (d)
January 1 to December 31, 2007	100,000	(1) (2)	$0.10	N/A	N/A

Total	100,000	(1)(2)	$0.10	N/A	N/A

(1)
On May 7, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to a director and principal shareholder of the Company.

(2)
On July 18, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to the Company’s president, secretary, treasurer and director.

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

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the years ended December 31, 2007 and 2006 and the cumulative period during the development stage (January 1, 2000 to December 31, 2007)	F-4

Statement of Changes in Shareholders’ Equity for the period from Inception (January 1, 2000) to December 31, 2007, including the years ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000	F-5

Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the cumulative period during the development stage (January 1, 2000 to December 31, 2007)	F-6

Notes to Financial Statements	F-7 - F-9

ARIK ESHEL, CPA & ASSOC., PC
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Morlex, Inc.

We have audited the accompanying balance sheet of Morlex, Inc., a development stage company (the Company), as of December 31, 2007 and 2006, and the related statement of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Morlex, Inc. as of December 31, 2005 and for the cumulative period (January 1, 2000 to December 31, 2005) during the development stage were audited by other auditors whose report dated April 24, 2006, included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Morlex, Inc., a development stage Company, as of December 31, 2007 and 2006, the results of its operations changes in shareholders’ equity (deficit) and its cash flows for the years ended December 31, 2007 and 2006 and for the cumulative period (January 1, 2000 to December 31, 2007) during the development stage, in conformity with accounting principles generally accepted in the United States of America.

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

ARIK ESHEL, CPA & ASSOC., PC
February 1, 2008

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$6,124	$14,176
Prepaid expenses	5,000
Amount due from former shareholder		5,500

Total assets	$11,124	$19,676
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accrued expenses and other payables	$15,157	$7,892
Notes payables	6,041
Total current liabilities	21,198	7,892

Commitments and contingencies

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; 1,000,000,000 shares authorized;
1,501,765 and 1401,765 shares issued as of December 31, 2007 and 2006, respectively; 1,280,160 and 1,180,160 shares
outstanding as of December 31, 2007 and 2006, respectively	1,502	1,402
Additional paid-in capital	460,768	450,868
Accumulated deficit	(341,027)	(341,027)
Deficit accumulated during the development stage	(131,095)	(99,237)
Treasury stock, at per - 221,605 shares	(222)	(222)
Total shareholders' equity (deficit)	(10,074)	11,784

Total liabilities and shareholders' equity (deficit)	$11,124	$19,676

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative During the Development Stage (January 1, 2000 to December 31, 2007)
	2007	2006

Revenues	$-	$-	$-

Costs and expenses:
Professional fees	26,450	19,348	108,476
Filing fees	5,248	4,819	20,940
Other expenses	119	252	1,638
Total costs and expenses	31,817	24,419	131,054

Interest expenses	41		41

Net loss	$(31,858)	$(24,419)	$(131,095)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of
common shares outstanding	1,235,502	942,461

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Treasury Stock	Total Shareholders Equity (Deficit)
	Number	Amount

Balance at January 1, 2000	971,765	$972	$341,898	$(341,027)	$-	$(222)	$1,621

Capital contributed	-	-	16,500	-	-	-	16,500
Net loss	-	-	-	-	(18,938)	-	(18,938)
Balance at December 31, 2000	971,765	972	358,398	(341,027)	(18,938)	(222)	(817)

Capital contributed	-	-	12,400	-	-	-	12,400
Net loss	-	-	-	-	(12,938)	-	(12,938)
Balance at December 31, 2001	971,765	972	370,798	(341,027)	(31,876)	(222)	(1,355)

Capital contributed	-	-	13,000	-	-	-	13,000
Net loss	-	-	-	-	(16,406)	-	(16,406)
Balance at December 31, 2002	971,765	972	383,798	(341,027)	(48,282)	(222)	(4,761)

Capital contributed	-	-	10,000	-	-	-	10,000
Net loss	-	-	-	-	(2,828)	-	(2,828)
Balance at December 31, 2003	971,765	972	393,798	(341,027)	(51,110)	(222)	2,411

Net loss	-	-	-	-	(620)	-	(620)
Balance at December 31, 2004	971,765	972	393,798	(341,027)	(51,730)	(222)	1,791

Capital contributed	-	-	6,000	-	-	-	6,000
Net loss	-	-	-	-	(23,088)	-	(23,088)
Balance at December 31, 2005	971,765	$972	$399,798	$(341,027)	$(74,818)	$(222)	$(15,297)

Issuance of common stock	913,962	914	142,086	-	-	-	143,000
Capital contributed	-	-	8,500	-	-	-	8,500
Redemption of common stock	(483,962)	(484)	(99,516)				(100,000)
Net loss	-	-	-	-	(24,419)	-	(24,419)
Balance at December 31, 2006	1,401,765	$1,402	$450,868	$(341,027)	$(99,237)	$(222)	$11,784

Issuance of common stock	100,000	100	9,900				10,000
Net loss	-	-	-	-	(31,858)	-	(31,858)
Balance at December 31, 2007	1,501,765	$1,502	$460,768	$(341,027)	$(131,095)	$(222)	$(10,074)

See accompanying notes to financial statements.

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative During the Development Stage (January 1, 2000 to December 31, 2007)
	2007	2006
Operating activities
Net loss	$(31,858)	$(24,419)	$(131,095)
Adjustments to reconcile net loss to net cash used
in operating activities:
Change in assets and liabilities:
Prepaid expenses	(5,000)		(5,000)
Amount due from former shareholder	5,500	(5,500)	-
Accrued expenses and other payables	7,265	(7,496)	13,677

Net cash used in operating activities	(24,093)	(37,415)	(122,418)

Financing activities
Issuance of common stock	10,000	43,000	53,000
Capital contributed	-	8,500	66,400
Notes payables	6,041		6,041

Net cash provided by financing activities	16,041	51,500	125,441

Net increase (decrease) in cash and cash
equivalents	(8,052)	14,085	3,023

Cash at beginning of the year	14,176	91	3,101

Cash at end of the year	$6,124	$14,176	$6,124

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

As shown in the financial statements, the Company has incurred net losses and has an accumulated deficit of $472,122 at December 31, 2007. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. Historically, management has been able to raise funds from shareholders’ contributions and/or shareholders’ loans for the Company’s short term needs. There is no certainty that such funds will be available in the future as and when needed. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MORLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - (Continued)

Net Loss per Common Share
Basic and diluted loss per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities outstanding as of December 31, 2007 and 2006.

Fair Value
The carrying value of accrued expenses approximates fair value due to the short-term nature of the liability.

Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. As of December 31, 2007 the Company did not have a deferred tax asset or liability.

NOTE 3 - Notes payables

On November 27, 2007, each of the mother of a director and principal shareholder of the Company and the Company’s president, secretary, treasurer and director, loaned the Company $3,000. The Company issued them a promissory notes, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the first anniversary of the date of the Note or (ii) the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company,” as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended and a “blank check company,” as defined by Rule 419 of the Securities Act of 1933, as amended.

NOTE 4 - Shareholders’ Equity

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

NOTE 4 - Shareholders’ Equity (Continued)

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

On December 18, 2006, the Company sold 558,962 and 75,000 shares of Common Stock to the new president, secretary, treasurer and director, and to a director and principal shareholder of the Company, respectively. The Company sold such shares of Common Stock in exchange for cash proceeds of $107,500 and $7,500, respectively.

On May 7, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to a director and principal shareholder of the Company.

On July 18, 2007, the Company issued 50,000 shares of the Company’s common stock, par value $.001, in exchange for cash proceeds of $5,000. The shares were issued to the Company’s president, secretary, treasurer and director.

On October 23, 2007, a director and principal shareholder of the Company gifted 196,981 of her previously owned shares to two of her family members.

On January 4, 2007 the Company received capital contributions of $5,500 from the Company’s former president, secretary, treasurer and director.

During the years 2006, 2005, 2003, 2002, 2001 and 2000, the Company received capital contributions of $3,000, $6,000, $10,000, $13,000 $12,400 and $16,500, respectively from its officers.

NOTE 5 - Income Taxes

The Company has a net operating loss carryforward of approximately $187,000 which begins to expire in 2010. However, the Company’s ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the Company’s net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. Accordingly, no deferred tax asset has been reflected due to the fact that it is not likely to be utilized at the current time.

NOTE 6 - Related Parties

On November 27, 2007, each of the mother of a director and principal shareholder of the Company and the Company’s president, secretary, treasurer and director, loaned the Company $3,000. The Company issued them promissory notes, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, please see “Notes Payable” under Note 3.

On October 23, 2007, a director and principal shareholder of the Company gifted 196,981 of her previously owned shares to two of her family members.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A : Form 10-K Representations re Controls and Procedures and Internal Control Over Financial Reporting

Within 90 days prior to the date of this Report, Michael Miller, our sole office (including CEO and CFO), carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Miller concluded that our disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, Mr. Miller reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

There have been no significant changes in the Company's internal controls or in other factors since the date of Mr. Miller’s evaluation that could significantly affect these internal controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB, including any corrective actions with regard to significant deficiencies and material weakness.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term

Michael Miller	62	President, Secretary, Treasurer, Director	December 18, 2006 thru Present

Jeanne Baer	61	Director	December 18, 2006 thru Present

Michelle Kaplan	33	Director	December 18, 2006 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Michael Miller. Michael Miller has served as Chairman of the Board of Directors and Chief Executive Officer of Miller Investment Company, Inc., a private venture capital firm since 1989. Mr. Miller has been a partner in Independence Realty, which owns and manages real estate properties, also since 1989. Since 1992, he has served as a member of the Board of Directors of Celadon Group, Inc., which is listed on Nasdaq, serving as its Lead Director and Chairman of the Compensation Committee. Mr. Miller earned his Bachelor of Science in Finance from New York University in 1966.

Jeanne Baer. Jeanne Baer has maintained a private psychotherapy practice in New York for the past 13 years. Ms. Baer received her Bachelor of Arts from Brooklyn College in 1967, her Masters in Education from the Bank Street College of Education in 1974 and her Masters in Social Work from Smith College School for Social Work in 1993.

Michelle Kaplan. Michelle Kaplan has been employed at the Manhattan Psychiatric Center in New York since January 2006. Prior to starting at Manhattan Psychiatric Center, during December 2005, Ms. Kaplan took some personal time off. From October 2002 until November 2005, Ms. Kaplan completed her residency in Psychiatry at the Long Island Jewish Hospital Medical Center at Zucker Hillside Hospital. Prior to that, Ms. Kaplan studied at Ross University School of Medicine. Ms. Kaplan received her Bachelor of Science in Biology from Washington University in 1996 and her Doctor of Medicine from Ross University School of Medicine in 2005.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no director, officer or beneficial owner of more than 10% of the Company’s common stock has failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Name and Position	Year	Other Compensation

Michael Miller, President, Secretary, Treasurer	2007	None
	2006	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2007 no director expenses were reimbursed.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael Miller (1) c/o Morlex, Inc. 31 Pierce Lane Norwich, VT 05055	608,962 (2)	47.56%

Jeanne Baer (3) c/o Morlex, Inc. 31 Pierce Lane Norwich, VT 05055	See Footnote (2)	See Footnote (2)

Michelle Kaplan (4) 401 East 86th Street, Apt 3H New York, New York 10028	215,000 (5)	16.79%

All Directors and Officers as a Group (3 individuals)	1,332,924	64.35%

(1)	Mr. Miller is President,Secretary,Treasurer and director of the Company.
(2)	Mr. Miller and Ms.Baer are husband and wife, and own jointly, 608,962 shares.
(3)	Ms. Baer is a director of the Company.
(4)	Ms. Kaplan is a director of the Company.
(5)	During 2007, Ms. Kaplan gifted 196,981 of her previously owned 558,962 shares to each of two family members, Robert Kaplan and Helaine Kaplan, respectively.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

(a)	Index to Exhibits

Exhibit	Description

3.1*	Articles of Incorporation

3.2**	Amended and Restated By-Laws

3.3***	Articles of Amendment to the Articles of Incorporation

10.1****	Redemption Agreement dated December 18, 2006

10.2****	Common Stock Purchase Agreement by and between the Company and Michael Miller dated December 18, 2006

10.3****	C Common Stock Purchase Agreement by and between the Company and Michelle Kaplan dated December18, 2006

16.1*****	Letter from Lazar Levine & Felix LLP regarding change in certifying accountant.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

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

Audit Fees

The aggregate fees billed by Arik Eshel for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $7,000 for fiscal year ended December 31, 2007 and $5,000 for fiscal year ended December 31, 2006. The aggregate fees billed by Lazar Levine for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided in connection with statutory and regulatory filings were $6,720 for fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by Arik Eshel for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006.

Tax Fees

The aggregate fees billed by Arik Eshel for professional services related to tax compliance, tax advice, and tax planning were $500 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

There were no fees billed by Arik Eshel for other products and services for the fiscal year ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORLEX, INC.

Dated: January 30, 2008	By:	/s/ Michael Miller
Name: Michael Miller
Title: President, Secretary, Treasurer, Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jeanne Baer	Director	January 29, 2008
Jeanne Baer

/s/ Michelle Kaplan	Director	January 29, 2008
Michelle Kaplan