Form 10KSB/A
period 2007-12-31
MORLEX INC /CO
filed 2008-10-03
CIK 795568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

Form 10-KSB/A
Amendment No. 1

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30144

MORLEX, INC.
(Name of Small Business Issuer in its Charter)

Colorado	84-1028977
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

420 Lexington Avenue, Suite 450
New York, New York	10170
(Address of principal executive offices)	(Zip Code)

(212) 581-5150 (Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The Company’s revenues for fiscal year end December 31, 2007 were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the past 60 days: $13,516,510 as of October 2, 2008, based upon 18,022,014 shares at a per share price of $0.75.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: approximately 32,590,168 shares of common stock, par value $0.001 per share, as of October 2, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

EXPLANATORY NOTES

Morlex, Inc., a Colorado corporation (“we,” “us” or “our”), is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-KSB/A to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2008 (the “Original Report” and, as amended by Amendment No. 1, the “Annual Report”), to amend Item 8A, “Controls and Procedures,” and replace it in its entirety with Item 8A(T), “Controls and Procedures.” In addition, we are filing or furnishing, as applicable, the certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 3.2.1 and 32.2.

Except with respect to the above-reference items, the Original Report has not been amended, modified, supplemented or updated. This Amendment No. 1 does not reflect the occurrence of any events following the date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Report, including any amendments to those filings, including without limitation, our Current Report on Form 8-K filed with the Commission on February 14, 2008.

PART II

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management (including our principal executive officer and principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and financial officer, to allow timely decisions regarding required disclosure.

Based on that evaluation and taking into consideration the omission of Management’s Report on Internal Control over Financial Reporting in the Original Report, our management concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective. The Company’s current management team executing this Amendment No. 1 took office subsequent to the filing of the Original Report and a change of control of the Company that was effective as of February 15, 2008 (“Current Management”). Current Management is in the process of improving the Company’s disclosure controls and procedures to address such deficiency.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the United States.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, as of the end of the period covered by this Annual Report, our management identified no material weakness in our internal control over financial reporting; however, taking into consideration the omission of Management’s Report on Internal Control over Financial Reporting in the Original Report, management has concluded that our disclosure controls and procedures were ineffective. Although our management identified no material weakness in our internal control over financial reporting, Current Management is in the process of improving the Company’s system of internal control over financial reporting, in addition to its disclosure controls and procedures, to address any deficiencies.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 13.  Exhibits.

(a) Index to Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the Company’s Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Furnished herewith).

32.2	Certification of the Company’s Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (Furnished herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORLEX, INC.

By:	/s/ Richard J. Berman
Name: Richard J. Berman
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	October 2, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard J. Berman	Chief Executive Officer	October 2, 2008
Richard J. Berman	and Chairman of the Board
(Principal Executive Officer)

/s/ Thomas Banks	Chief Financial Officer	October 2, 2008
Thomas Banks	(Principal Financial Officer)

/s/ Chadwick Mooney	Director	October 2, 2008
Chadwick Mooney

/s/ Ronald Loshin	Director	October 2, 2008
Ronald Loshin

/s/ Richard Keyes	Director	October 2, 2008
Richard Keyes

/s/ Gianluca Cicogna	Director	October 2, 2008
Gianluca Cicogna