Form 10KSB/A
period 2007-12-31
MORLEX INC /CO
filed 2008-10-27
CIK 795568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

Form 10-KSB/A
Amendment No. 2

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

EXPLANATORY NOTES

Morlex, Inc., a Colorado corporation (“we,” “us” or “our”), is filing this Amendment No. 2 (“Amendment No. 2”) on Form 10-KSB/A to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2008 and amended by Amendment No. 1 as filed with the Commission on October 2, 2008 (collectively, the “Original Report” and, as amended by this Amendment No. 2, the “Annual Report”), to amend and restate in its entirety Item 8A(T), “Controls and Procedures.” In addition, we are filing or furnishing, as applicable, the certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except with respect to the above-reference items, the Original Report has not been amended, modified, supplemented or updated. This Amendment No. 2 does not reflect the occurrence of any events following the end of the period covered by the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our subsequent filings made with the Commission and any amendments to those filings, including without limitation, our Current Report on Form 8-K filed with the Commission on February 14, 2008.

PART II

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management (including our principal executive officer and principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

Based on that evaluation and taking into consideration the omission of Management’s Report on Internal Control over Financial Reporting in the Original Report, our management concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective. The Company’s current management team executing this Amendment No. 2 took office subsequent to the filing of the Original Report and a change of control of the Company that was effective as of February 15, 2008 (“Current Management”). Current Management is in the process of improving the Company’s disclosure controls and procedures to address such deficiency.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual Report.

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
Title: Chairman of the Board
(Principal Executive Officer)

Date: October 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard J. Berman	Chairman of the Board	October 24, 2008
Richard J. Berman	(Principal Executive Officer)

/s/ Thomas Banks	Chief Financial Officer	October 24, 2008
Thomas Banks	(Principal Financial Officer)

/s/ Chadwick Mooney	Director	October 24, 2008
Chadwick Mooney

/s/ Richard Keyes	Director	October 24, 2008
Richard Keyes